Form 10-Q
period 1994-01-29
PSS INC
filed 1994-03-11
CIK 793322

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 29, 1994
                                    ----------------

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  ---------------
- -------------------------------------------------------------------------------
For Quarter ended  January 29, 1994  Commission file number 0-14900
                  ------------------                        -------

                                   PSS, INC.
- -------------------------------------------------------------------------------

              (Exact name of registrant as specified in its charter)

              Delaware                                91-1335798
 -----------------------------------             ----------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    1511 Sixth Avenue, Seattle, WA                       98101
- ----------------------------------------          -------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code) (206) 621-6938
                                                     ---------------

- -------------------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X    No
                                                      ------    ------

The number of shares of common stock outstanding as of March 1, 1994: 19,473,728.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     1.    Financial Statements                                               3

     2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8


PART II.  OTHER INFORMATION

     1.    Legal Proceedings                                                (a)

     2.    Changes in Securities                                            (a)

     3.    Defaults Upon Senior Securities                                  (a)

     4.    Submission of Matters to a Vote of Security Holders              (a)

     5.    Other Information                                                (a)

     6.    Exhibits and Reports on Form 8-K                                 (a)



- -------------------------------------------------------------------------------
(a) These items are inapplicable or have a negative response and have therefore been omitted.

                                   PSS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (thousands of dollars)



                                                      JANUARY 29,  OCTOBER 30,
                                                         1994         1993
                                                      -----------  -----------
                                     ASSETS

Current Assets:
  Cash and short-term investments                     $    585     $    572
  Investment in mortgage certificates                  124,275      133,837
  Interest receivable                                    1,267        1,352
                                                      --------     --------
    Total current assets                               126,127      135,761

Deferred Financing Costs                                   793          873
                                                      --------     --------
                                                      $126,920     $136,634
                                                      --------     --------
                                                      --------     --------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Borrowings under mortgage certificate
   financing agreement                                $116,225     $124,062
  Accounts payable and accrued liabilities                 222          251
  Interest payable                                         280        1,420
                                                      --------     --------
    Total current liabilities                          116,727      125,733
                                                      --------     --------

Long-term Debt                                          48,153       48,144
                                                      --------     --------
Stockholders' Deficit:
  Common stock                                          19,474       19,474
  Additional paid-in capital                           149,110      149,110
  Accumulated deficit                                 (206,544)    (205,827)
                                                      --------     --------
     Total stockholders' deficit                       (37,960)     (37,243)
                                                      --------     --------
                                                      $126,920     $136,634
                                                      --------     --------
                                                      --------     --------







                    The accompanying notes are an integral part
                          of these financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                   (thousands of dollars, except per share data)


                                                        THREE MONTHS ENDED
                                                     ------------------------
                                                     JANUARY 29,  JANUARY 30,
                                                        1994         1993
                                                      --------     --------
Interest income                                       $  1,544     $  2,597
Interest expense                                        (2,206)      (4,959)
Realized loss on sale of Pacific
 Enterprises common stock                                           (25,661)
Decrease in unrealized loss on Pacific
 Enterprises common stock                                            27,288
General and administrative expenses                        (55)        (142)
                                                      --------     --------

Loss before income taxes and
 extraordinary items                                      (717)        (877)

Income tax benefit                                                      298
                                                      --------     --------
Loss before extraordinary items                           (717)        (579)

Extraordinary items:
 Gain on early extinguishment of debt,
  net of income taxes of $7,427                                      14,417
 Tax benefit resulting from utilization
  of net operating loss carryforward                                  7,129
                                                      --------     --------
Net income (loss)                                     $   (717)    $ 20,967
                                                      --------     --------
                                                      --------     --------
Income (loss) per common share:
  Loss before extraordinary items                     $  (0.04)    $  (0.03)
                                                      --------     --------
                                                      --------     --------

  Net income (loss)                                   $  (0.04)    $   1.08
                                                      --------     --------
                                                      --------     --------






                    The accompanying notes are an integral part
                          of these financial statements.

                                      PSS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                (thousands of dollars)


                                                        THREE MONTHS ENDED
                                                     JANUARY 29,  JANUARY 30,
                                                        1994         1993
                                                     ----------   -----------


Cash flows from operating activities:
  Net income (loss)                                   $   (717)    $ 20,967
  Adjustments to reconcile net income
   (loss) to net cash flows from
   operating activities:
    Extraordinary gain on early
     extinguishment of debt                                         (21,844)
    Realized loss on sale of Pacific
     Enterprises common stock                                        25,661
    Decrease in unrealized loss on Pacific
     Enterprises common stock                                       (27,288)
    Amortization                                           343          439
    Increase (decrease) in accrued
     interest payable                                   (1,140)       3,248
    Other                                                   56          205
                                                      --------     --------
      Net cash provided (used) by
       operating activities                             (1,458)       1,388
                                                      --------     --------

Cash flows from investing activities:
  Principal repayments on mortgage
   certificates                                          9,308       13,840
  Proceeds from sale of Pacific Enterprises
   common stock                                                      10,229
                                                      --------     --------
      Net cash provided by investing
       activities                                        9,308       24,069
                                                      --------     --------

Cash flows from financing activities:
  Repayment of borrowings under mortgage
   certificate financing agreement                      (7,837)     (15,403)
  Repurchases of long-term debt                                        (206)
                                                       --------     --------
      Net cash used by financing activities             (7,837)     (15,609)
                                                       --------     --------

Net increase in cash and
 short-term investments                                     13        9,848

Cash and short-term investments -
 beginning of period                                       572        1,871
                                                      --------     --------
Cash and short-term investments -
 end of period                                        $    585     $ 11,719
                                                      --------     --------
                                                      --------     --------



                      The accompanying notes are an integral part
                            of these financial statements.

                                  PSS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              JANUARY 29, 1994




NOTE 1 - BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of PSS, Inc. ("PSS") and its subsidiaries, including its direct subsidiary, PNS Inc. ("PNS"), collectively, the "Company". The Company owns pass-through and participation certificates issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. The Mortgage Certificates are financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing").

The financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating results for the interim periods reported. The financial statements should be read in conjunction with the audited, annual financial statements for the year ended October 30, 1993, included in the Company's Annual Report on Form 10-K.


NOTE 2 - DEBT

During the three months ended January 30, 1993, the Company entered into agreements (the "January 1993 Agreements") to purchase approximately $64 million of PNS 12 1/8% Senior Subordinated Notes (the "Senior Notes") and $14 million of PSS 7-1/8% Convertible Debentures (the "Debentures"). As a part of the January 1993 Agreements, during the three months ended January 30, 1993, the Company purchased approximately $39 million of Senior Notes in exchange for 500,000 shares of Pacific Enterprises common stock ("PET Shares") and approximately $10 million cash resulting in an extraordinary gain on early extinguishment of debt of approximately $22 million. In February 1993, the Company purchased the remaining $25 million of Senior Notes and $14 million of Debentures, for cash of approximately $13 million resulting in an extraordinary gain on early extinguishment of debt of approximately $27 million. On a pro forma basis determined as if the Company acquired all of the Senior Notes and Debentures as provided for in the January 1993 Agreements as of the beginning of the period, the Company's loss before income taxes and extraordinary items would have decreased by approximately $2 million for the three months ended January 30, 1993, due to decreased interest expense.

NOTE 3 - INVESTMENT IN PACIFIC ENTERPRISES COMMON STOCK

During the three months ended January 30, 1993, the Company sold approximately 520,000 PET Shares and entered into an agreement to exchange 500,000 PET Shares as partial consideration for the purchase of Senior Notes; as a result, the Company recorded a realized loss of approximately $26 million and a decrease in unrealized loss of approximately $27 million. Subsequent to January 30, 1993, the Company sold its remaining investment in PET Shares and as a result recorded a realized loss and a decrease in unrealized loss of approximately $15 million.


NOTE 4 - INCOME TAXES

During the three months ended January 30, 1993, the Company recognized an income tax benefit as a result of income taxes provided on the extraordinary gain on early extinguishment of debt. The Company also recorded a provision for income taxes representing a charge in lieu of income taxes that would have been provided in the absence of net operating loss carryforwards. The income tax benefit resulting from utilization of net operating loss carryforwards is presented as an extraordinary item. Due to losses reported for the three months ended January 29, 1994, there was no provision for income taxes recorded for such interim period.

                                  PSS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At January 29, 1994, the Company's principal assets consisted of approximately $124 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.
Principal payments on the Debentures and Senior Notes are not scheduled to commence until 1996.

The Mortgage Certificates are financed with borrowings payable on demand provided against the Mortgage Certificates. Net earnings from the Mortgage Certificates are generally utilized to repay related borrowings. By withdrawing a portion of accumulated net earnings from the Mortgage Certificates portfolio, during the three months ended January 29, 1994, the Company utilized approximately $2 million cash to meet its debt service requirements on the Debentures and Senior Notes. At January 29, 1994, the average annual interest rate to be earned on the Mortgage Certificates, as determined on the basis that interest rates do not change and before amortization of premiums, approximated 5.6% and the average annual interest rate on the related borrowings approximated 3.2%. The rates of interest to be received on the Mortgage Certificates are adjustable based on general interest rate trends with certain maximums.

At January 29, 1994, the Company had tangible assets (total assets less deferred financing costs) of approximately $126 million and liabilities secured by such assets of approximately $117 million, thus having a $9 million net difference available for holders of Senior Notes and Debentures. At January 29, 1994, approximately $29 million of Debentures and $20 million of Senior Notes remain outstanding, and interest thereon, in the absence of additional repurchases, approximates $4.4 million annually. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon, among other factors, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings, and upon issuances or repurchases, if any, by the Company of its debt or capital stock. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. The Company may obtain funds from its investment in Mortgage Certificates by withdrawing accumulated net earnings from such portfolio to the extent permitted pursuant to terms of Mortgage Financing agreements. It is expected that the Company will have sufficient capital resources to meet its debt service requirements and working capital needs for the next 12 months.

RESULTS OF OPERATIONS

     INTEREST INCOME

Interest income decreased during the three months ended January 29, 1994, as compared to the prior year period as a result of a declining investment in mortgage certificates (due to principal repayments) and to a lesser extent due to the effect of interest rate declines on the adjustable rate mortgage certificates. The weighted average annual interest income rate earned on the Mortgage Certificates, net of amortization of premiums, approximated 5% during the three months ended January 29, 1994, as compared to 6.1% during the three months ended January 30, 1993.

     INTEREST EXPENSE

Interest expense for the three months ended January 29, 1994, decreased over the prior year period primarily due to (i) lower borrowings related to investments in Mortgage Certificates and (ii) fewer Senior Notes outstanding due to bond repurchases. The weighted average annual interest expense rate on Mortgage Certificate related borrowings approximated 3.4% during the three months ended January 29, 1994, as compared to 3.6% during the three months ended January 30, 1993.

     REALIZED AND UNREALIZED LOSS ON PACIFIC ENTERPRISES COMMON STOCK

During the three months ended January 30, 1993, the Company sold a portion of its investment in PET Shares and, as a result, recorded a loss on sale of approximately $26 million and a decrease in unrealized loss of approximately $27 million.

      EXTRAORDINARY ITEM

During the three months ended January 30, 1993, the Company purchased approximately $40 million of Senior Notes and, as a result, after the write-off of deferred financing costs, recorded an extraordinary gain on early extinguishment of debt of approximately $22 million.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            PSS, INC.
                                            (Registrant)




Date: March 4, 1994                By: /S/ Mark Brown
                                       ---------------------------
                                       Mark Brown
                                       President, Chief Financial
                                        and Accounting Officer