Form 10-Q
period 1994-07-30
PSS INC
filed 1994-08-29
CIK 793322

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       July 30, 1994
                               -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------
- ------------------------------------------------------------------
For Quarter ended   July 30, 1994   Commission file number 0-14900
                  -----------------                        -------

                             PSS, Inc.
- -------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             Delaware                           91-1335798
- ------------------------------------ ------------------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)

    1511 Sixth Avenue, Seattle, WA                98101
- ----------------------------------------   --------------------
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code) (206) 621-6938
                                                     --------------


- -------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ---      ---


The number of shares of common stock outstanding as of August 26, 1994: 19,473,728.

                                      INDEX


                                                                            Page
PART I. FINANCIAL INFORMATION

     1.   Financial Statements                                                 3

     2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9


PART II.  OTHER INFORMATION

     1.   Legal Proceedings                                                  (a)

     2.   Changes in Securities                                              (a)

     3.   Defaults Upon Senior Securities                                    (a)

     4.   Submission of Matters to a Vote of Security Holders                (a)

     5.   Other Information                                                  (a)

     6.   Exhibits and Reports on Form 8-K                                    11




















- --------------------------------------------------------------------------------
(a) These items are inapplicable or have a negative response and have therefore been omitted.


                                    PSS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (thousands of dollars)



                                             July 30,   October 30,
                                              1994         1993
                                           -----------  -----------
                                   ASSETS


Current Assets:
  Cash and short-term investments           $  2,800     $    572
  Investment in mortgage certificates        112,095      133,837
  Interest receivable                          1,200        1,352
                                            --------     --------
    Total current assets                     116,095      135,761

Deferred Financing Costs                         633          873
                                            --------     --------
                                            $116,728     $136,634
                                            --------     --------
                                            --------     --------


                  LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities:
  Borrowings under mortgage certificate
   financing agreement                      $105,586     $124,062
  Accounts payable and accrued liabilities       217          251
  Interest payable                             2,522        1,420
                                            --------     --------
    Total current liabilities                108,325      125,733
                                            --------     --------
Long-term Debt                                48,171       48,144
                                            --------     --------
Stockholders' Deficit:
  Common stock                                19,474       19,474
  Additional paid-in capital                 149,110      149,110
  Accumulated deficit                       (208,352)    (205,827)
                                            --------     --------
     Total stockholders' deficit             (39,768)     (37,243)
                                            --------     --------
                                            $116,728     $136,634
                                            --------     --------
                                            --------     --------


                   The accompanying notes are an integral part
                         of these financial statements.


                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (thousands of dollars, except per share data)



                                              Three months ended

                                           ------------------------
                                             July 30,     July 31,
                                              1994         1993
                                           -----------  -----------
Interest income                             $  1,458     $  2,003
Interest expense                              (2,402)      (2,315)
General and administrative expenses              (52)         (54)
                                            --------     --------

Loss before income taxes and
 extraordinary item                             (996)        (366)

Income tax benefit                                            124
                                            --------     --------
Loss before extraordinary item                  (996)        (242)

Extraordinary item:
 Tax benefit resulting from utilization
  of net operating loss carryforward                         (124)
                                            --------     --------
Net loss                                    $   (996)    $   (366)
                                            --------     --------
                                            --------     --------

Loss per common share:

  Loss before extraordinary item            $  (0.05)    $   (.01)
                                            --------     --------
                                            --------     --------

  Net loss                                  $  (0.05)    $   (.02)
                                            --------     --------
                                            --------     --------


                   The accompanying notes are an integral part
                         of these financial statements.


                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (thousands of dollars, except per share data)



                                                 Nine months ended
                                              ------------------------
                                                July 30,     July 31,
                                                 1994         1993
                                              -----------  -----------
Interest income                                $  4,463     $  6,862
Interest expense                                 (6,836)      (9,849)
Realized loss on sale of Pacific
 Enterprises common stock                                    (40,209)
Decrease in unrealized loss on
 Pacific Enterprises common stock                             41,836
Gain on sale of Mortgage Certificates                            395
General and administrative expenses                (152)        (297)

                                               --------     --------
Loss before income taxes and
 extraordinary items                             (2,525)      (1,262)

Income tax benefit                                               429
                                               --------     --------

Loss before extraordinary items                  (2,525)        (833)

Extraordinary items:
 Gain on early extinguishment of debt,
  net of income taxes of $16,732                              32,481
 Tax benefit resulting from utilization
 of net operating loss carryforward                           16,303
                                               --------     --------

Net income (loss)                              $ (2,525)    $ 47,951
                                               --------     --------
                                               --------     --------


Income (loss) per common share:

 Loss before extraordinary items               $  (0.13)    $  (0.04)
                                               --------     --------
                                               --------     --------

 Net income (loss)                             $  (0.13)    $   2.46
                                               --------     --------
                                               --------     --------


                   The accompanying notes are an integral part
                         of these financial statements.


                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (thousands of dollars)

                                                 Nine months ended
                                              ------------------------
                                                July 30,     July 31,
                                                 1994         1993
                                              -----------  -----------
Cash flows from operating activities:
  Net income (loss)                            $ (2,525)    $ 47,951
  Adjustments to reconcile net income
   (loss) to net cash flows from
   operating activities:
    Extraordinary gain on early
     extinguishment of debt                                  (49,213)
    Realized loss on sale of Pacific
     Enterprises common stock                                 40,209
    Decrease in unrealized loss on Pacific
     Enterprises common stock                                (41,836)
    Gain on sale of Mortgage Certificates                       (395)
    Amortization                                    890          886
    Increase (decrease) in interest payable       1,102       (3,809)
    Other                                           119          512
                                               --------     --------
      Net cash used by operating activities        (414)      (5,695)
                                               --------     --------


Cash flows from investing activities:
  Principal repayments on mortgage
   certificates                                  21,118       27,773
  Proceeds from sale of Mortgage Certificates                 13,220
  Proceeds from sale of Pacific Enterprises
   common stock                                               21,893
                                               --------     --------
      Net cash provided by investing
       activities                                21,118       62,886
                                               --------     --------


Cash flows from financing activities:
  Repayment of borrowings under mortgage
   certificate financing agreement              (18,476)     (39,863)
  Repurchases of long-term debt                              (18,568)
                                               --------     --------

      Net cash used by financing activities     (18,476)     (58,431)
                                               --------     --------


Net increase (decrease) in cash and
 short-term investments                           2,228       (1,240)

Cash and short-term investments -
 beginning of period                                572        1,871
                                               --------     --------
Cash and short-term investments -
 end of period                                 $  2,800     $    631
                                               --------     --------
                                               --------     --------





                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  July 30, 1994




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


NOTE 2 - DEBT

In January 1993, the Company entered into agreements (the "January 1993 Agreements") to purchase approximately $64 million of PNS 12 1/8% Senior Subordinated Notes (the "Senior Notes") and $14 million of PSS 7-1/8% Convertible Debentures (the "Debentures"). As provided for in the January 1993 Agreements, the Company purchased such Senior Notes and Debentures in exchange for 500,000 shares of Pacific Enterprises common stock ("PET Shares") and approximately $23 million cash resulting in an extraordinary gain on early extinguishment of debt of approximately $49 million during the nine months ended July 31, 1993.

NOTE 3 - INVESTMENT IN MORTGAGE CERTIFICATES

During the nine months ended July 31, 1993, the Company realized a gain of approximately $395,000 on the sale of approximately $13 million of Mortgage Certificates.

NOTE 4 - INVESTMENT IN PACIFIC ENTERPRISES COMMON STOCK

During the nine months ended July 31, 1993, the Company exchanged 500,000 PET Shares as partial consideration for the purchase of Senior Notes and sold its remaining investment in PET Shares and as a result recorded a realized loss of approximately $40 million and a decrease in unrealized loss of approximately $42 million.

NOTE 5 - INCOME TAXES

During the three and nine months ended July 31, 1993, the Company recognized an income tax benefit as a result of income taxes provided on the extraordinary gain on early extinguishment of debt. The Company also recorded a provision for income taxes representing a charge in lieu of income taxes that would have been provided in the absence of net operating loss carryforwards. The income tax benefit resulting from utilization of net operating loss carryforwards is presented as an extraordinary item. Due to losses reported for the three and nine months ended July 30, 1994, there was no provision for income taxes recorded for such interim periods.


NOTE 6 - SUBSEQUENT EVENTS

Subsequent to July 30, 1994, the Company purchased approximately $14.3 million of Senior Notes and $5.8 million of Debentures for an aggregate purchase price of approximately $8 million (including on account of accrued interest). As a result, during the three months ending October 29, 1994, the Company will record an extraordinary gain on early extinguishment of debt of approximately $12.8 million, after write-off of related deferred financing costs.

Additionally, in order to partially finance such Senior Note and Debenture purchases, the Company sold approximately $97 million of its investment in Mortgage Certificates and repaid related Mortgage Financing borrowings.

As a result of the foregoing transactions, and giving effect to the payment subsequent to July 30, 1994 of interest due July 15, 1994 on the Senior Notes and Debentures, on a proforma basis the Company's assets approximate $16.5 million of Mortgage Certificates and related receivables and Mortgage Financing borrowings approximate $15.3 million, leaving an approximately $1.2 million net difference available for holders of the remaining $5.3 million of Senior Notes and $22.9 million of Debentures. Accordingly, it is not expected that the Company will have sufficient capital resources to meet its debt service requirements and working capital needs for the next 12 months.

                                    PSS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At July 30, 1994, the Company's principal assets consisted of approximately
$112 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred. Principal payments on the Debentures and Senior Notes are not scheduled to commence until 1996.

The Mortgage Certificates are financed with borrowings payable on demand provided against the Mortgage Certificates. Net earnings from the Mortgage Certificates are generally utilized to repay related borrowings. By withdrawing a portion of accumulated net earnings from the Mortgage Certificates portfolio, during the nine months ended July 30, 1994, the Company utilized approximately $2 million cash for debt service requirements on the Debentures and Senior Notes. At July 30, 1994, the average annual interest rate to be earned on the Mortgage Certificates, as determined on the basis that interest rates do not change and before amortization of premiums, approximated 5.7% and the average annual interest rate on the related borrowings approximated 4.7%. The rates of interest to be received on the Mortgage Certificates are adjustable based on general interest rate trends with certain maximums. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash. The Company may obtain funds from its investment in Mortgage Certificates by withdrawing accumulated net earnings from such portfolio to the extent permitted pursuant to terms of Mortgage Financing agreements. As it relates to Mortgage Certificates, the Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon, among other factors, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings.

Subsequent to July 30, 1994, the Company purchased approximately $14.3 million of Senior Notes and $5.8 million of Debentures for an aggregate purchase price of approximately $8 million (including on account of accrued interest). Additionally, in order to partially finance such Senior Note and Debenture purchases, the Company sold approximately $97 million of its investment in Mortgage Certificates and repaid related Mortgage Financing borrowings.

As a result of the foregoing transactions, and giving effect to the payment subsequent to July 30, 1994 of interest due July 15, 1994 on Senior Notes and Debentures, on a proforma basis the Company's assets approximate $16.5 million of Mortgage Certificates and related receivables and Mortgage
Financing borrowings approximate $15.3 million, leaving an approximately $1.2 million net difference available for holders of the remaining $5.3 million of Senior Notes and $22.9 million of Debentures. Accordingly, it is not expected that the Company will have sufficient capital resources to meet its debt service requirements and working capital needs for the next 12 months.


RESULTS OF OPERATIONS

     INTEREST INCOME

Interest income decreased during the three and nine months ended July 30, 1994, as compared to the prior year periods, as a result of a declining investment in mortgage certificates (due to principal repayments) and to a lesser extent due to the effect of interest rate declines on the adjustable rate mortgage certificates. The weighted average annual interest income rate earned on the Mortgage Certificates, net of amortization of premiums, approximated 5.1% and 4.9% during three and nine months ended July 30, 1994, as compared to 5.6% and 5.9% during the three and nine months ended July 31, 1993, respectively.

     INTEREST EXPENSE

Interest expense decreased during the three and nine months ended July 30, 1994, as compared to the prior year periods, primarily due to lower borrowings related to investments in Mortgage Certificates and, for the nine-month period also due to fewer Debentures and Senior Notes outstanding due to bond repurchases. The weighted average annual interest expense rate on Mortgage Certificate related borrowings approximated 4.5% and 3.8% during the three and nine months ended July 30, 1994, as compared to 3.3% and 3.4% during the three and nine months ended July 31, 1993, respectively.

     REALIZED AND UNREALIZED LOSS ON PACIFIC ENTERPRISES COMMON
     STOCK

During the nine months ended July 31, 1993, the Company sold its remaining investment in PET Shares and, as a result, recorded a loss on sale of approximately $40 million and a decrease in unrealized loss of approximately $42 million.

     EXTRAORDINARY ITEM

During the nine months ended July 31, 1993, the Company purchased approximately $14 million of Debentures and $65 million of Senior Notes and, as a result, after the write-off of deferred financing costs, recorded an extraordinary gain on early extinguishment of debt of approximately $49 million.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None filed with this report.

     (b) The Company filed a Form 8-K, the date of such report being August 12, 1994, with respect to the purchase of Senior Notes and sale of Mortgage Certificates.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     PSS, INC.
                                     (Registrant)




Date: August 26, 1994            By:/s/ Mark Brown
                                    ---------------------------
                                    Mark Brown
                                       President, Chief Financial
                                        and Accounting Officer