Form 10-K/A
period 1994-10-29
PSS INC
filed 1994-12-21
CIK 793322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      October 29, 1994
                          --------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------
- ------------------------------------------------------------------
Commission file number                   0-14900
                       -------------------------------------------

                            PSS, INC.
- ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                           91-1335798
- ----------------------------------  ------------------------------
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)          Identification No.)

     1511 Sixth Avenue, Seattle, WA                 98101
- ----------------------------------------  -------------------------
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

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
  Common stock - $1.00 par value
  7-1/8% Convertible Debentures due July 15, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of December 1, 1994: $270,000.

The number of shares of common stock outstanding as of October 29, 1994:
19,473,728.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                     PART I

ITEM 1 - BUSINESS

PSS, Inc. ("PSS"), formerly Pay'n Save, Inc., through its wholly owned subsidiary, PNS Inc. ("PNS"), owns PSSC Inc. ("PSSC", formerly Pay'n Save Stores Inc. or "Pay'n Save"); together, PSS, PNS and PSSC are referred to collectively as the "Company".

The Company owns pass-through and participation certificates issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. At October 29, 1994, the Company owned approximately $11 million of Mortgage Certificates from which interest income is earned. The Mortgage Certificates are financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing"). The principal obligations of the Company are the Mortgage Financing borrowings, the PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures"), and the PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes"), upon which interest expense is incurred.

From July 1986, when the Company was organized, until June 1988, subsidiaries of PNS (the "Sellers") operated retail stores that sold a variety of traditional drugstore and general merchandise items. In June 1988, pursuant to an Agreement for the Purchase and Sale of Assets the Sellers sold substantially all of their assets, comprising the Sellers' entire retail operations, to Thrifty Corporation (a subsidiary of Pacific Enterprises). In consideration for such sale of assets (the "Asset Sale"), the Sellers received 5.2 million shares of Pacific Enterprises common stock (the "PET Shares"). During 1990 through 1993, the Company sold its PET Shares for the purpose of servicing and repurchasing some of the Debentures and Senior Notes.

ITEM 2 - PROPERTIES

As a result of the Asset Sale, the Company disposed of all its properties.

ITEM 3 - LEGAL PROCEEDINGS

In the opinion of management, there are no material legal proceedings pending to which the Company is a party or of which any of its assets is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

The Company's common stock is traded over-the-counter. The high and low prices for the stock by quarter for the two years ended October 29, 1994 were as follows:

     Quarter ended                            High       Low
     -------------                            ----       ---

     January 30, 1993                         .02        .01
     May 1, 1993                              .03        .01
     July 31, 1993                            .03        .01
     October 30, 1993                         .03        .01
     January 29, 1994                         .03        .01
     April 30, 1994                           .03        .01
     July 30, 1994                            .02        .01
     October 29, 1994                         .02        .01

The high and low prices for each quarter are the high and low bids as reported by National Quotation Bureau, Incorporated, which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not represent actual transactions.

HOLDERS

As of November 1, 1994, there were 940 holders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK

The Company has never paid a dividend and does not anticipate paying dividends for the foreseeable future. Any determination as to the payment of dividends will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may consider. The indentures governing the Company's Senior Notes and Debentures contain covenants which restrict the ability of the Company to pay dividends (see Note 4 to the financial statements).

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                                  Year ended
                                      -------------------------------------------------------------------
                                      October 29,   October 30,   October 31,   November 2,   November 3,
                                         1994          1993          1992          1991          1990
                                      -----------   -----------   -----------   -----------   -----------
                                                (thousands of dollars, except per share data)
INCOME STATEMENT DATA:

Loss before extraordinary items (1)    $ (2,141)      $ (1,161)     $(32,913)     $(78,358)     $(15,027)
Net income (loss) (2)                     9,568         47,454        27,665       (58,653)       (1,280)
Net income (loss) per common share         0.49           2.44          1.42         (3.01)         (.06)


BALANCE SHEET DATA:

Total assets                            $11,383       $136,634      $217,489      $356,405      $524,467
Short-term borrowings                    10,192        124,062       171,089       239,096       337,708
Long-term debt                           28,159         48,144       126,634       235,248       261,469
Stockholders' deficit                   (27,675)       (37,243)      (84,697)     (128,048)      (91,730)

(1) Includes net realized and unrealized losses on Pacific Enterprises common stock of approximately $37 million and $68 million during the years ended October 31, 1992 and November 2, 1991, respectively.

(2) Includes pre-tax extraordinary gains on early extinguishment of debt of approximately $13 million, $49 million, $77 million, $20 million and $14 million during the years ended October 29, 1994, October 30, 1993, October 31, 1992, November 2, 1991, and November 3, 1990, respectively. See Note 4 to the financial statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At October 29, 1994, the Company's principal assets consisted of approximately $11 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred. Principal payments on the Debentures and Senior Notes are not scheduled to commence until 1996.

The Mortgage Certificates are financed with borrowings payable on demand provided against the Mortgage Certificates. During the year ended October 29, 1994, the Company utilized approximately $11.2 million cash from the Mortgage Certificate portfolio to pay interest on Senior Notes and Debentures totaling approximately $3.55 million and to purchase approximately $14 million of Senior Notes and $6 million of Debentures having a combined total purchase price of approximately $8 million (including accrued interest). During the year ended October 29, 1994, the Company sold most of its Mortgage Certificate portfolio for approximately $99 million.

During November 1994, the Company sold a portion of its remaining Mortgage Certificate portfolio for approximately $4.5 million. At October 29, 1994, the average annual interest rate to be earned on the Mortgage Certificates, as determined on the basis that interest rates do not change and before amortization of premiums, approximated 6.2% and the average annual interest rate on the related borrowings approximated 5.1%. The rates of interest to be received on the Mortgage Certificates are adjustable based on general interest rate trends with certain maximums.

At October 29, 1994, the Company had tangible assets (total assets less deferred financing costs) of approximately $11.05 million and liabilities secured by such assets of approximately $10.23 million, thus having a net difference of approximately $820,000 available for holders of Senior Notes and Debentures. At October 29, 1994, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon payment of interest on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. In the absence of additional purchases of Senior Notes and/or Debentures, based upon the Company's October 29, 1994 assets and liabilities it is expected that the Company will have sufficient capital resources and liquidity to meet debt service requirements on the Senior Notes for the next 12 months; it is not expected that the Company will have sufficient capital resources to meet debt service requirements on the Debentures for the next 12 months. It has not been determined what course of action the Company may pursue with respect to debt service comprising interest payments and future maturities of Senior Notes and Debentures.

RESULTS OF OPERATIONS

     INTEREST INCOME

Interest income for each of the years ended October 29, 1994, October 30, 1993 and October 31, 1992 decreased as compared to the immediate preceding year as a result of lower balances of investments in Mortgage Certificates and lower annual interest income rates earned on the adjustable rate Mortgage Certificates. The weighted average interest income rate earned on the Mortgage Certificates, net of amortization of premiums, approximated 5.0%, 5.8% and 7.4% during the years ended October 29, 1994, October 30, 1993 and October 31, 1992, respectively.

     INTEREST EXPENSE

Interest expense for each of the years ended October 29, 1994 and October 30, 1993 decreased as compared to the immediate preceding year primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred and lower interest rates. The weighted average interest expense rate on Mortgage Certificate related borrowings approximated 3.9%, 3.4% and 4.3% during the years ended October 29, 1994, October 30, 1993 and October 31, 1992, respectively. Interest expense also decreased during each of the years ended October 29, 1994, October 30, 1993 and October 31, 1992 as compared to the preceding year as a result of having fewer Debentures and Senior Notes outstanding due to bond repurchases.

     REALIZED AND UNREALIZED LOSS

During the year ended October 30, 1993, the Company (i) sold approximately 1.6 million PET Shares and recorded a realized loss of approximately $40 million, and (ii) recorded a decrease in unrealized loss of approximately $42 million, representing the previously recognized unrealized loss for PET Shares sold during the year.

During the year ended October 31, 1992, the Company (i) sold approximately
2.6 million PET Shares and recorded a realized loss of approximately $61 million and (ii) recorded an increase in unrealized loss on PET Shares of approximately $16 million for shares owned at October 31, 1992 representing an estimate of the portion of the decline in market value from its adjusted cost basis, which is attributable to being other than temporary. Additionally, during the year ended October 31, 1992, the Company recorded an increase in unrealized loss of approximately $2 million representing the difference between the adjusted cost basis and current market value of the investment in PET Shares and a decrease in unrealized loss of approximately $42 million representing the previously recognized unrealized loss for PET Shares sold during the year.

     WRITE OFF OF RESERVE FOR SALES PRICE ADJUSTMENT

During the year ended October 31, 1992, in connection with a settlement agreement with Pacific Enterprises, as more fully described in Note 1 to the financial statements, the Company paid $1 million cash and wrote off the remaining reserve for sales price adjustments resulting in a $1 million noncash credit to the consolidated statement of operations.

     EXTRAORDINARY ITEMS

During the year ended October 29, 1994, the Company purchased approximately
$14 million and $6 million of its Senior Notes and Debentures, respectively, and as a result, after the write-off of related deferred financing costs, recorded an extraordinary gain on early extinguishment of debt, before income taxes, of approximately $13 million.

During the year ended October 30, 1993, the Company purchased approximately $65 million and $14 million of its Senior Notes and Debentures, respectively, and as a result, after the write-off of related deferred financing costs, recorded an extraordinary gain on early extinguishment of debt, before income taxes, of approximately $49 million.

During the year ended October 31, 1992, the Company purchased approximately $65 million and $44 million of its Senior Notes and Debentures, respectively, and as a result, after the write-off of related deferred financing costs, recorded an extraordinary gain on early extinguishment of debt, before income taxes, of approximately $77 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

     FINANCIAL STATEMENTS                                  PAGE
     Report of Independent Accountants                       8
     Consolidated Balance Sheets                             9
     Consolidated Statements of Operations                  10
     Consolidated Statements of Cash Flows                  11
     Notes to Financial Statements                          12

     FINANCIAL STATEMENT SCHEDULES
     Financial statement schedule information is presented in the financial statements.

SUPPLEMENTARY FINANCIAL INFORMATION

     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)          19

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PSS, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of PSS, Inc. and its subsidiaries at October 29, 1994 and October 30, 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 29, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP

Seattle, Washington
December 15, 1994

                                    PSS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                           October 29,  October 30,
                                              1994         1993
                                           -----------  -----------

                                     ASSETS
Current Assets:
  Cash and short-term investments          $      45    $     572
  Investment in mortgage certificates         10,892      133,837
  Accrued interest receivable                    112        1,352
                                            --------     --------

    Total current assets                      11,049      135,761

Deferred Financing Costs                         334          873
                                            --------     --------

                                           $  11,383    $ 136,634
                                            --------     --------
                                            --------     --------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Borrowings under mortgage certificate
   financing agreement                     $  10,192    $ 124,062
  Accrued interest payable                       666        1,420
  Accounts payable and accrued liabilities        41          251
                                            --------     --------

    Total current liabilities                 10,899      125,733
                                            --------     --------

Long-term Debt                                28,159       48,144
                                            --------     --------

Stockholders' Deficit:
  Preferred stock, $1 par value, authorized
   10,000,000 shares; none issued
  Common stock, $1 par value, authorized
   60,000,000 shares; issued and
   outstanding 19,473,728                     19,474       19,474
  Additional paid-in capital                 149,110      149,110
  Accumulated deficit                       (196,259)    (205,827)
                                            --------     --------

     Total stockholders' deficit             (27,675)     (37,243)
                                            --------     --------

                                           $  11,383    $ 136,634
                                            --------     --------
                                            --------     --------


                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (thousands of dollars except per share data)


                                                  Year ended
                                      -----------------------------------
                                      October 29, October 30, October 31,
                                         1994        1993        1992
                                      ----------- ----------- -----------
Investment income                       $  4,804    $  9,073    $ 16,550
Interest expense                          (7,841)    (12,076)    (29,709)
Realized loss on sale of Pacific
 Enterprises common stock                            (40,209)    (60,630)
Decrease in unrealized loss on
 Pacific Enterprises common stock                     41,836      23,442
General and administrative expense          (207)       (383)       (521)
Write-off of reserve for sales
 price adjustment                                                  1,000
                                         -------     -------     -------

Loss before income taxes and
 extraordinary items                      (3,244)     (1,759)    (49,868)

Income tax benefit                         1,103         598      16,955
                                         -------     -------     -------

Loss before extraordinary items           (2,141)     (1,161)    (32,913)

Extraordinary items:
  Gain on early extinguishment of
   debt, net of income taxes of $4,356,
   $16,732 and $26,361, respectively       8,456      32,481      51,172
  Tax benefit resulting from
   utilization of net operating
   loss carryforwards                      3,253      16,134       9,406
                                         -------     -------     -------

Net income                              $  9,568    $ 47,454    $ 27,665
                                         -------     -------     -------
                                         -------     -------     -------


Income (loss) per common share:

  Loss before extraordinary items       $  (0.11)   $  (0.06)   $  (1.69)
  Extraordinary items                       0.60        2.50        3.11
                                         -------     -------     -------

  Net income                            $   0.49    $   2.44    $   1.42
                                         -------     -------     -------
                                         -------     -------     -------


                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                                                Year ended
                                                                -------------------------------------------
                                                                October 29,     October 30,     October 31,
                                                                   1994            1993            1992
                                                                -----------     -----------     -----------
Cash flows from operating activities:
  Net income                                                     $  9,568        $ 47,454        $ 27,665
  Adjustments to reconcile net income to net
   cash used by operating activities:
    Extraordinary gain on early extinguishment of debt            (12,812)        (49,213)        (77,533)
    Realized loss on sale of Pacific Enterprises
     common stock                                                                  40,209          60,630
    Amortization                                                      963           1,088           1,552
    Decrease in unrealized loss on Pacific
     Enterprises common stock                                                     (41,836)        (23,442)
    Payment of interest upon purchase of long-term
     debt with Pacific Enterprises common stock                                                     1,209
    Write-off of reserve for sales price adjustment                                                (1,000)
    Decrease in accrued interest receivable                         1,240             672           2,966
    Decrease in accrued interest payable                             (754)         (2,728)         (3,644)
    Other                                                            (208)           (458)         (1,018)
                                                                  -------         -------         -------

     Net cash used by operating activities                         (2,003)         (4,812)        (12,615)
                                                                  -------         -------         -------

Cash flows from investing activities:
  Proceeds from sale of mortgage certificates                      98,653          13,220
  Principal repayments on mortgage certificates                    23,664          33,995          43,226
  Proceeds from sale of Pacific Enterprises
   common stock                                                                    21,893          45,265
                                                                  -------         -------         -------

     Net cash provided by investing activities                    122,317          69,108          88,491
                                                                  -------         -------         -------


Cash flows from financing activities:
  Repayment of borrowings under mortgage
   certificates financing agreement                              (113,870)        (47,027)        (51,007)
  Repurchases of long-term debt                                    (6,971)        (18,568)        (20,522)
  Repayment of notes payable                                                                      (17,000)
                                                                  -------         -------         -------

     Net cash used by financing activities                       (120,841)        (65,595)        (88,529)
                                                                  -------         -------         -------


Net decrease in cash and short-term investments                      (527)         (1,299)        (12,653)

Cash and short-term investments at
 beginning of year                                                    572           1,871          14,524
                                                                  -------         -------         -------

Cash and short-term investments at
 end of year                                                     $     45        $    572        $  1,871
                                                                  -------         -------         -------
                                                                  -------         -------         -------


                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

OPERATIONS
The financial statements present the consolidated financial position and results of operations of PSS, Inc. ("PSS", formerly Pay'n Save Inc.), and its subsidiaries including its direct subsidiary PNS Inc. ("PNS"), collectively, the "Company". The Company owns pass-through and participation certificates issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. The principal obligations of the Company are borrowings secured by the Mortgage Certificates, the PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and the PSS 7-1/8% Convertible Debentures due
July 15, 2006 (the "Debentures").

OWNERSHIP
The Company is principally owned by Seacorp, Inc. ("Seacorp") and Zimmerman Retailing Group Limited ("Zimco"). Seacorp and Zimco own approximately 41% and 38%, respectively, of the Company's outstanding common stock, with the remainder publicly owned. Pursuant to various agreements, as amended, there are numerous provisions to ensure joint control of the Company by Seacorp and Zimco through October 31, 1995, with Seacorp having the right to nominate more directors than nominated by Zimco.

SALE OF RETAIL BUSINESS
In June 1988, pursuant to an Agreement for the Purchase and Sale of Assets (the "Agreement"), subsidiaries of PNS (the "Sellers") sold substantially all of their assets, comprising the Sellers' entire retail operations, to Thrifty Corporation ("Thrifty", a subsidiary of Pacific Enterprises). In consideration for the sale of such assets, the Sellers received approximately 5.2 million shares of Pacific Enterprises common stock (the "PET Shares"), a portion of which were held in escrow, and the right to receive certain contingent cash payments. During the year ended October 31, 1992, the Company entered into a settlement agreement (the "Settlement Agreement") with Pacific Enterprises and Thrifty pursuant to which, among other things, (i) the Company received all PET Shares previously held in escrow, (ii) the Company was released from any and all claims, liabilities or obligations which have or may arise in connection with its sale of retail operations to Thrifty, (iii) the Company paid Thrifty
$1 million cash, and (iv) the Company's right to receive any contingent cash payments was terminated. The cash payment pursuant to the Settlement Agreement reduced the reserve for sales price adjustment which was recorded at the time of the June 1988 sale. In connection with the Settlement Agreement, the Company wrote off the remaining reserve for sales price adjustment resulting in a $1 million noncash credit to the consolidated statement of operations for the year ended October 31, 1992.

LIQUIDITY AND CAPITAL RESOURCES
At October 29, 1994, the Company had tangible assets (total assets less deferred financing costs) of approximately $11.05 million and liabilities secured by such assets of approximately $10.23 million, thus having a net difference of approximately $820,000 available for holders of Senior Notes and Debentures. At October 29, 1994, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon payment of interest on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds.
In the absence of additional purchases of Senior Notes and/or Debentures, based upon the Company's October 29, 1994 assets and liabilities it is expected that the Company will have sufficient capital resources and liquidity to meet debt service requirements on the Senior Notes for the next 12 months; it is not expected that the Company will have sufficient capital resources to meet debt service requirements on the Debentures for the next 12 months. It has not been determined what course of action the Company may pursue with respect to debt service comprising interest payments and future maturities of Senior Notes and Debentures.

NOTE 2 - SUMMARY OF ACCOUNTING PRINCIPLES

CASH AND SHORT-TERM INVESTMENTS
Cash and short-term investments, having maturities of three months or less when purchased, are primarily comprised of interest-bearing short-term bank deposits.

INVESTMENT IN MORTGAGE CERTIFICATES
The investment in Mortgage Certificates is recorded at the lower of amortized cost or market. Gains and losses realized on sale are determined utilizing the specific identification method. Premiums paid (the excess of cost over face value of the Mortgage Certificates) are amortized utilizing the interest method. Based upon market prices obtained from traders, amortized cost approximates estimated market value. Gains and losses realized upon sale of Mortgage Certificates and unrealized losses resulting from mark-to-market adjustments are included in investment income.

INCOME (LOSS) PER COMMON SHARE
Income (loss) per common share data have been computed on the basis of 19,473,728 shares outstanding. For purposes of calculating income (loss) per common share, the conversion of the PSS 7-1/8% Convertible Debentures would be antidilutive and thus was not assumed.

RECLASSIFICATIONS
Certain reclassifications have been made in prior years' financial statements in order to conform with October 29, 1994 financial statement classifications.

NOTE 3 - INVESTMENT IN MORTGAGE CERTIFICATES

During the year ended November 3, 1990, PSSC purchased its investment in Mortgage Certificates with financing provided by an investment bank pursuant to a letter agreement (the "Financing Agreement"). Borrowings pursuant to the Financing Agreement (the "Mortgage Financing") are secured by the Mortgage Certificates. In the event of a decrease in the aggregate market value of the Mortgage Certificates below the requirements of the Financing Agreement, additional collateral is required. Principal and interest payments received on Mortgage Certificates are maintained in an interest earning account and are released to the Company, at its request, after all interest and any "mark-to-market" indebtedness then due have been paid. The Mortgage Financing is payable on demand and generally bears interest at rates approximating LIBOR plus 10 basis points. Mortgage Financing borrowings and related interest rates approximated $10 million and 5.1% at October 29, 1994 and $124 million and 3.3% at October 30, 1993, respectively. During the years ended October 29, 1994, October 30, 1993 and October 31, 1992, the average balance of mortgage related borrowings outstanding approximated $91 million, $143 million and $196 million, and the weighted annual average interest expense rates approximated 3.9%, 3.4%, and 4.3%, respectively.

At October 29, 1994, the average annual interest rate to be earned on the Mortgage Certificates approximated 6.2% as determined on a basis that interest rates do not change and before amortization of premiums paid on the Mortgage Certificates. The rates of interest on the Mortgage Certificates are adjustable based on general interest rate trends with certain maximums, which vary by pool, including limits of 2% for annual interest rate changes and interest rate maximums of approximately 13%. The weighted average interest income rates earned on the Mortgage Certificates, net of amortization of premiums, approximated 5.0%, 5.8% and 7.4% during the years ended October 29, 1994, October 30, 1993 and October 31, 1992, respectively.

The Company sold approximately $99 million and $13 million of Mortgage Certificates during the years ended October 29, 1994 and October 30, 1993, respectively.

NOTE 4 - DEBT

Long-term debt is summarized as follows (thousands of dollars):

                                          October 29,    October 30,
                                             1994           1993
                                          -----------    -----------

PSS 7-1/8% Convertible Debentures           $22,920       $28,670
PNS 12-1/8% Senior Subordinated Notes         5,258        19,583
                                             ------        ------
                                             28,178        48,253
Less -
  Original issue discount, net of
   amortization                                 (19)         (109)
                                             ------        ------
                                            $28,159       $48,144
                                             ------        ------
                                             ------        ------


In July 1986, the Company completed three public securities offerings (the "Public Offerings"). PNS issued $150 million of Senior Notes (at a price of 98.6%) and PSS sold 3.25 million shares of its common stock and issued at par $150 million of Debentures convertible to PSS common stock at $19.68 per share (the conversion price is subject to adjustment in the case of dilution). Debt financing costs and the discount on the Senior Notes are amortized over the term of the borrowings. PSS invested the net proceeds from its two offerings in PNS, in the form of a contribution to capital and an intercompany debenture between PNS and PSS (the "Intercompany Debenture") in the amount of $150 million with substantially the same interest rate and redemption provisions as the Debentures. At October 29, 1994, the Intercompany Debenture approximated
$11 million.

The indenture governing the Senior Notes restricts the ability of PNS and its subsidiaries to pay dividends or make other payments to PSS. The Senior Notes indenture permits PNS to pay dividends to PSS in amounts sufficient to enable PSS to meet its obligations on the Debentures when due (to the extent payments are not made to PSS when due pursuant to the Intercompany Debenture), provided that no event of default (as defined in the Senior Notes indenture) has occurred and is continuing.

The Senior Notes and Debentures provide for semiannual interest payments and are unsecured. Principal repayment on the Senior Notes is due in full on July 15, 1996. The Debentures require annual principal payments of approximately $11 million commencing July 15, 1996 until July 15, 2006 when the balance is due; by utilizing Debentures which the Company has previously acquired, there will be no scheduled maturity payments required before 2006.

The indentures for the Senior Notes and Debentures contain certain restrictive covenants which, among other things, limit dividends and similar distributions to stockholders, redemptions and retirements of the Company's equity (in the aggregate), to 25% of its net income, as defined, after May 3, 1986, essentially prohibiting such transactions as of October 29, 1994, limit the Company's ability to incur debt and restrict action and agreements by the Company that would prohibit dividends and similar distributions to the Company from its subsidiaries. The indentures pursuant to which the Debentures and Senior Notes were issued each require, under certain conditions, accelerated redemption payments of $15 million principal amount semiannually if the respective Company's Tangible Net Worth (as defined in the governing indentures) is less than or equal to a defined minimum ("Minimum Tangible Net Worth") at the end of any two consecutive fiscal quarters. At October 29, 1994, both PSS's and PNS's Tangible Net Worth exceeded their respective Minimum Tangible Net Worth. Accelerated redemption payments of the Debentures and Senior Notes are subject to reduction at the Company's option for Debentures and Senior Notes previously acquired.

During the year ended October 31, 1992, by reducing the Intercompany Debenture and contemporaneously increasing the Tangible Net Worth of PNS, PNS did not have any requirement with respect to accelerated redemption payments as a result of its Tangible Net Worth being less than its Minimum Tangible Net Worth for the two consecutive fiscal quarters ended November 2, 1991. Additionally, as a result of PSS's Tangible Net Worth having been less than Minimum Tangible Net Worth at each of the fiscal quarter ends beginning August 3, 1991 through May 2, 1992, the Company reduced its required accelerated redemption payments relating to each of the two consecutive fiscal quarters ended November 2, 1991 and May 2, 1992 by utilizing $15 million of Debentures (which the Company had reacquired) in each of January and June 1992 and, as a result, was not required to utilize cash resources to fulfill its accelerated redemption obligation. At October 29, 1994, approximately $145 million and $97 million of its Senior Notes and Debentures, respectively, were available to the Company to reduce future accelerated redemption requirements, if any. Such available Senior Notes and Debentures are sufficient in amount to satisfy any redemptions that could otherwise be required prior to the due date of the Senior Notes.

During the year ended October 29, 1994, the Company purchased approximately
$14 million of Senior Notes and $6 million of Debentures and, as a result, after the write-off of related deferred financing costs, recorded an extraordinary gain on early extinguishment of debt of approximately $13 million.

During the year ended October 30, 1993, the Company purchased approximately $64 million of Senior Notes and $14 million of Debentures in exchange for 500,000 PET Shares and approximately $23 million cash (such total price including accrued interest), and as a result, after the write-off of related deferred financing costs, recorded an extraordinary gain on early extinguishment of debt of approximately $49 million.

During the year ended October 31, 1992, the Company purchased approximately $65 million of its Senior Notes and $44 million of its Debentures and, as a result, after the write-off of related deferred financing costs, recorded an extraordinary gain on early extinguishment of debt of approximately $77 million. Approximately $27 million of such Senior Notes and $4 million of Debentures (together, the "Bonds") were acquired by the Company for an aggregate purchase price of approximately $13 million, including accrued interest, from an affiliate of Seacorp at the same price at which such affiliate contemporaneously acquired the Bonds from an unrelated third party. Approximately $21 million of Senior Notes purchased during the year ended October 31, 1992, were acquired in exchange for PET Shares.

At November 2, 1991, pursuant to terms of a line of credit agreement, the Company had borrowings of $17 million, secured by a pledge of PET Shares and bearing interest at 8.75%. In November 1991, all line of credit borrowings were repaid and the security was released.

Interest paid approximated $8 million, $14 million and $31 million during the years ended October 29, 1994, October 30, 1993 and October 31, 1992, respectively.

NOTE 5 - INVESTMENT IN PACIFIC ENTERPRISES COMMON STOCK

During the year ended October 30, 1993, the Company disposed of its remaining PET Shares. During the years ended October 30, 1993 and October 31, 1992, the Company sold approximately 1.6 million and 2.6 million PET Shares and realized losses of approximately $40 million and $61 million, respectively. Approximately 500,000 of the PET Shares sold during the year ended October 31, 1992, were exchanged in consideration for a portion of the Company's debt.

During each of the years ended October 30, 1993 and October 31, 1992, the Company recorded a decrease in unrealized loss of approximately $42 million representing the previously recognized unrealized loss for PET Shares sold during such years. During the year ended October 31, 1992 the Company recorded an unrealized loss on Pacific Enterprises common stock of approximately $16 million representing an estimate of the portion of decline in market value from original, or adjusted, cost attributable to being other than temporary. Additionally, during the year ended October 31, 1992 the Company recorded an unrealized loss of approximately $2 million representing the difference between the adjusted cost basis and current market value related to the investment in PET Shares classified as a current asset in the Company's consolidated balance sheets.

NOTE 6 - RELATIONSHIP WITH AFFILIATES

Affiliates of Seacorp provide the Company with accounting, legal, tax and other services. Fees for services approximated $56,000, $167,000 and $189,000 for the years ended October 29, 1994, October 30, 1993 and October 31, 1992, respectively.

NOTE 7 - INCOME TAXES

During each of the years ended October 29, 1994, October 30, 1993 and
October 31, 1992, the Company recognized an income tax benefit as a result of income taxes provided on the extraordinary gain on early extinguishment of debt. The Company also recorded a provision for income taxes representing a charge in lieu of income taxes that would have been provided in the absence of net operating loss carryforwards. The income tax benefit resulting from utilization of net operating loss carryforwards is presented as an extraordinary item.

For income tax purposes, net operating loss carryforwards, which begin to expire in 2001, approximate $135 million, and capital loss carryforwards approximate $120 million, $115 million of which expire in 1997 and 1998. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which could be utilized.

NOTE 8 - STOCKHOLDERS' DEFICIT

The Company's stockholders' deficit and the changes therein during the three years ended October 29, 1994, are summarized as follows (thousands of dollars):


                                                                                     Unrealized
                                                                                       loss on
                                                                                       Pacific      Total
                                                        Additional                   Enterprises    Stock-
                                             Common       Paid-in     Accumulated      Common      holders'
                                              Stock       Capital       Deficit         Stock      Deficit
                                             -------      -------       -------         -----      -------
Balances at November 2, 1991                 $19,474     $149,110      $(280,946)     $(15,686)   $(128,048)
Net income                                                                27,665                     27,665
Decrease in unrealized loss                                                             15,686       15,686
                                             -------      -------       --------       -------      -------

Balances at October 31, 1992                  19,474      149,110       (253,281)            0      (84,697)
Net income                                                                47,454                     47,454
                                             -------      -------       --------       -------      -------

Balances at October 30, 1993                  19,474      149,110       (205,827)            0      (37,243)
Net income                                                                 9,568                      9,568
                                             -------      -------       --------       -------      -------

Balances at October 29, 1994                 $19,474     $149,110      $(196,259)     $      0    $ (27,675)
                                             -------      -------       --------       -------      -------
                                             -------      -------       --------       -------      -------

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data are as follows (thousands of dollars, except per share data):


                                                                  Fiscal quarters ended
                                                    ------------------------------------------------
                                                    October 29,   July 30,    April 30,  January 29,
                                                       1994         1994        1994        1994
                                                    -----------   ---------   --------   -----------
Income (loss) before extraordinary items              $   384       $(996)    $  (812)    $  (717)
Extraordinary items:
  Gain on early extinguishment of debt                  8,456
  Tax benefit resulting from utilization of net
   operating loss carryforwards                         3,253
Net income (loss)                                      12,093        (996)       (812)       (717)
Income (loss) before extraordinary items
  per common share                                        .02        (.05)       (.04)       (.04)
Net income (loss) per common share                        .62        (.05)       (.04)       (.04)


                                                                  Fiscal quarters ended
                                                    ------------------------------------------------
                                                    October 30,    July 31,    May 1,    January 30,
                                                       1993         1993        1993        1993
                                                    -----------   ---------   --------   -----------
Loss before extraordinary items                       $  (328)      $(242)    $   (12)    $  (579)
Extraordinary items:
  Gain on early extinguishment of debt                                         18,064      14,417
  Tax benefit resulting from utilization of net
   operating loss carryforwards                          (169)       (124)      9,298       7,129
Net income (loss)                                        (497)       (366)     27,350      20,967
Loss before extraordinary items per common share         (.02)       (.01)       (.00)       (.03)
Net income (loss) per common share                       (.02)       (.02)       1.40        1.08






ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The following table sets forth certain information concerning each of the directors of the Company. All directors will serve until the next Annual Meeting of Shareholders and until his respective successor is elected or appointed. Each director of the Company is also a director of PNS.

                                          PRESENT PRINCIPAL
                                       OCCUPATION OR EMPLOYMENT
    NAME AND POSITION                       AND FIVE YEAR
     WITH THE COMPANY       AGE           EMPLOYMENT HISTORY

Larry Chroman                43    Director of the Company since July
Director                           1991.  Co-manages investments for the William
                                   Zimmerman family for more than five years.

James M. Lieb                44    Director of the Company since
Director                           May 1989.  Senior Vice
                                   President of The Trump Group (a private
                                   investment group) for more than five years.

Gerald Nathanson             57    Director of the Company since
Director                           October 1986.  Chief Executive Officer, US
                                   Holographics (marketing company for
                                   holographic products) since April 1992.
                                   Managing Director, C4 Marketing (an import company) until January 1992.

Eddie Trump                  48    Director of the Company since May
Director                           1986.  President of The Trump Group for more
                                   than five years.

Pursuant to the terms of the Subscription and Stockholders' Agreement, dated May 7, 1986 (the "Stockholders' Agreement"), as amended as of November 25, 1987 (the "November 1987 Agreement" and, as amended, the "Amended Stockholders' Agreement"), between the Company's two major stockholders, Zimco and Seacorp, Seacorp is, subject to certain conditions, entitled to nominate as directors one-half the Company's Nonindependent Directors (as defined in the Company's Restated Certificate of Incorporation) plus one, and Zimco is entitled to nominate one-half the Nonindependent Directors minus one. The Amended Stockholders' Agreement also provides that each of Zimco and Seacorp will be present at each meeting of stockholders and vote for each other's nominees for the Board of Directors. As a result of these arrangements, the election of Seacorp's and Zimco's nominees for directors is assured, regardless of any vote of the Company's other stockholders. Messrs. Lieb and Trump are nominees of Seacorp; Mr. Chroman is the nominee of Zimco. See the discussion under Item 13 - Certain Relationships and Related Transactions.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning each of the executive officers of the Company.

                                          PRESENT PRINCIPAL
                                       OCCUPATION OR EMPLOYMENT
         NAME               AGE       FIVE YEAR EMPLOYMENT HISTORY

Mark Brown                   42    President of the Company since
President, Chief Financial         January 1993, Secretary, Treasurer,
and Accounting Officer,            Chief Financial and Accounting
Secretary and Treasurer            Officer since January 1992, Vice President of
                                   the Company from January 1992 until January
                                   1993; Assistant Secretary of the Company from
                                   June 1988 until January 1993.  Vice
                                   President, Finance of Seattle Holdings
                                   Corporation, an affiliate of Seacorp, for more than five years.

It is anticipated that prior to January 1, 1995, Mr. Brown will resign as an officer and employee of the Company.

The Trump Group, of which Mr. Trump is a director and officer and Mr. Lieb is an officer, through affiliates controls Seacorp. See the discussion under
Item 12 - Security Ownership of Certain Beneficial Owners and Management.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Prior to December 31, 1993, the Company had no employees and its officers served without compensation. Commencing in January 1994, the Company entered into an agreement to pay directly for the services of its President and Chief Financial Officer (who serves on a part-time basis) at the rate of $5,000 per month, plus the cost of medical insurance benefits (prior to January 1994 such services were provided through an affiliate of Seacorp for which such affiliate received fees in amounts approximating its costs based upon hours expended.) Other than as described in the preceding sentence and as described below under Services Provided by Affiliates, there are currently no arrangements under which any officer or director of the Company will receive compensation for serving as such; however, other arrangements may be made in the future.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 1, 1994, information concerning the beneficial ownership of the common stock of the Company by (i) persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each of the directors of the Company and (iii) all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares. Unless otherwise specified, the address for all directors is the address of the Company's executive offices. The address for Messrs. Julius and Eddie Trump is the address set forth below for Seacorp. The address for Messrs. Larry Chroman and Christopher Podoll is the address set forth below for Zimmerman Retailing Group Limited.

                                        Amount and Nature
                                          of Beneficial     Percent
Name                                        Ownership      of Class
- ----                                        ---------      --------
Christopher Podoll (a)                      7,330,284        37.6%
Zimmerman Retailing Group Limited (a)       7,330,284        37.6%
 P.O. Box 948
 Route 2, Pleasant Plain Road
 Fairfield, IA 52556
Seacorp, Inc. (b)                           8,014,705        41.1%
 1511 6th Avenue
 Seattle, WA 98101
Eddie Trump (b,c)                           8,014,705        41.1%
Julius Trump (b,c)                          8,014,705        41.1%
MBL Life Assurance Corporation (c)          8,014,705        41.1%
 520 Broad Street
 Newark, NJ 07102
All Directors and Executive Officers as
 a Group (5 persons) (d)                    8,014,705        41.1%

(a) According to the Schedule 13D, as amended (the "Zimco Amended 13D"), filed with the Securities and Exchange Commission (the "Commission"), Zimco is an Iowa limited partnership, the sole general partner of which is Soma 2 L.P., a Delaware limited partnership ("Soma 2"). Soma 2 has as its general partner ZRG Co., Inc., a Delaware corporation ("ZRG"), for which Mr. Podoll serves as the sole executive officer and director. Mr. Podoll is a manager of investments of the William Zimmerman family. Amounts include 8,079 shares issuable upon conversion of Debentures beneficially owned by Zimco. Amounts do not include the ownership of 6,000 shares and 3,810 shares issuable upon conversion of Debentures owned by the Surya Financial Inc. Retirement Plan, a retirement plan for the benefit of various employees of Surya Financial Inc., an affiliate of Zimco.

(b) According to the Schedule 13D, as amended, filed with the Commission by Julius Trump, Eddie Trump and Seacorp, Seacorp is, and Messrs. Julius and Eddie Trump may be deemed to be, the beneficial owner(s) of 8,014,705 shares of common stock. Such amount includes 8,079 shares issuable upon conversion of Debentures beneficially owned by an affiliate of Seacorp. As set forth in the Schedule 13D, Seacorp is a Delaware corporation and does not presently have any business other than the ownership of shares of common stock of the Company. Seacorp is indirectly controlled by Messrs. Julius and Eddie Trump, subject to the option referred to in footnote (c) below.

(c) The MBL Life Assurance Corporation ("MBL") has an option to acquire 50% of Seacorp for an aggregate exercise price of $100. If MBL were to exercise its option, Messrs. Julius and Eddie Trump would collectively own indirectly 50% of the outstanding capital stock of Seacorp and MBL would own the balance.

(d) Assumes the conversion of all Debentures beneficially owned by an affiliate of Seacorp. Does not include shares owned by Zimco. Mr. Chroman, who is a director of the Company, is co-manager of investments for the William Zimmerman family and Mr. Podoll, who is also such a manager, is, as noted above, the sole executive officer and director of affiliates of Zimco.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

GENERAL. On May 7, 1986, Zimco, Seacorp and the Company entered into the Stockholders' Agreement. Under the Stockholders' Agreement, Zimco and Seacorp exchanged all of their common stock in Pay'n Save for all of the issued and outstanding Common Stock of the Company. Subsequently, in consideration of Seacorp causing to be made available short-term borrowing facilities aggregating $20 million to the Company, Seacorp, Zimco and certain related parties entered into an agreement amending the Stockholders' Agreement (the "November 1987 Amendment") in certain respects. In connection with the Amended Stockholders' Agreement, the parent of Seacorp guaranteed Company borrowings by Pay'n Save under such short-term borrowing facilities (which have since expired) in an amount up to $15 million.

The Stockholders' Agreement and the November 1987 Amendment were entered into by Seacorp and Zimco and certain of its related parties on their own behalf and on behalf of their respective permitted transferees, for the exclusive benefit of Seacorp and its permitted transferees (the "Seacorp Group"), and Zimco and its permitted transferees and certain of its related parties (the "Zimco Group"). The Amended Stockholders' Agreement also contains certain indemnities in favor of (and for the benefit of) the Company. The Amended Stockholders' Agreement may be amended or waived by Zimco and Seacorp without the consent of the Company or any other person and is not intended to be enforceable except by the Seacorp Group and the Zimco

Group.

Pursuant to separate agreements, the Company has granted certain registration rights to each group and certain of each group's transferees, including Zimco, with respect to the shares of common stock acquired pursuant to the Stockholders' Agreement.

NOMINATION OF DIRECTORS. The Stockholders' Agreement had provided that each group would nominate and vote for an equal number of nominees on the Company's Board of Directors and vote as stockholders in favor of each matter previously approved by a majority of the directors nominated by Zimco and Seacorp and vote against each matter not so approved. However, if at any time one group owned less than one-third the number of shares of common stock owned by the other, the group with the greater number of shares of common stock would be entitled to nominate one additional director and the other group would be entitled to nominate one less director. The November 1987 Amendment amended the Stockholders' Agreement to provide that so long as Julius or Eddie Trump or their affiliates or certain related parties and certain other designated parties (collectively, the "Trump Group") and/or Mutual Benefit or its affiliates (collectively, "Mutual") remain the beneficial owners, directly or indirectly, of at least a majority of the shares of common stock owned by Seacorp as of November 25, 1987, Seacorp will be entitled to nominate as directors one-half the number of Nonindependent Directors plus one and Zimco will be entitled to nominate one-half the number of Nonindependent Directors minus one, and that at all times at least four seats on the Company's Board of Directors will be reserved for Nonindependent Directors. At such time as the Trump Group and/or Mutual is no longer the beneficial owner of a majority of shares of common stock owned by Seacorp on November 25, 1987, the provision in the Stockholders' Agreement prior to the November 1987 Agreement relating to the election of directors would be applicable so that each of Seacorp and Zimco would nominate and vote for an equal number of nominees on the Company's Board of Directors.

The Company's Certificate of Incorporation provides that actions by the Company's Board of Directors generally require the affirmative vote of that number of directors equal to the sum of (i) the number of Independent Directors (as defined) plus (ii) a majority of the Nonindependent Directors. The voting agreement in the Amended Stockholders' Agreement with respect to the election of directors terminates at such time as the Nonindependent Directors cease to constitute a majority of the Board of Directors.

CERTAIN VOTING ARRANGEMENTS. The Amended Stockholders' Agreement provides that Seacorp and the Zimco Group will use their best efforts to cause the Seacorp Directors and the Zimco Directors to vote against any issuance of capital stock of the Company or its subsidiaries (i) to any affiliate of Seacorp unless the Zimco Group is first offered the opportunity to purchase a portion of such shares pro rata in accordance with their then ownership of shares of common stock, for the same consideration that is to be paid by such affiliate, or (ii) to any entity not affiliated with Seacorp without the consent or approval of the holders of a majority of the outstanding shares of common stock, subject in each case to waiver by the Zimco Directors.

TERMINATION. The Amended Stockholders' Agreement terminates upon the earliest to occur of: (a) October 31, 1995, (b) the time when both the Zimco Group and the Seacorp Group own fewer than 1,050,000 shares of the Company's common stock, or (c) the time when either the Zimco Group or the Seacorp Group owns fewer than 700,000 shares of the Company's common stock.

SERVICES PROVIDED BY AFFILIATES
Affiliates of Seacorp provide the Company with accounting, tax, legal, treasury and other services. Fees for such services approximated $56,000 for the year ended October 29, 1994 and are based upon hours expended by such affiliates' employees at rates approximating such affiliates' cost.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Company does not have a compensation or similar committee. Employees of Seacorp's affiliates on account of whose services such affiliates received fees included Mark Brown (President, Chief Financial and Accounting Officer, Secretary and Treasurer of the Company) and James M. Lieb (a director of the Company), each of whom may, from time to time, have had involvement in the Board's consideration of such fees.

                           PART IV.  OTHER INFORMATION

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) See the section entitled "Index to Financial Statements" appearing under Item 8 of this Annual Report on Form 10-K.

(b) During the fiscal quarter ended October 29, 1994, the Company filed a Form 8-K, the date of such report being August 12, 1994, with respect to the purchase of Senior Notes and sale of Mortgage Certificates.

(c)       Exhibits:

     3.1       Restated Certificate of Incor-     Incorporated by
               poration of Pay'n Save Inc.        reference from Exhibit 3.1 to
                                                  the Registration Statement on
                                                  Form S-1 (File No. 33-5560) of
                                                  the Company (the "Registration
                                                  Statement").

     3.2       Certificate of Amendment of        Incorporated by
               Certificate of Incorporation       reference from
               of Pay'n Save Inc.                 Exhibit 3.2 to the
                                                  Registration Statement.

     3.3       Certificate of Amendment of        Incorporated by
               Certificate of Incorporation       reference from
               of Pay'n Save Inc.                 Exhibit 3.1 to Quarterly
                                                  Report on Form 10-Q for
                                                  the quarter ended July 30,
                                                  1988.

     3.4       Certificate of Amendment of        Incorporated by
               Certificate of Incorporation       reference from
               of PSS, Inc.                       Exhibit 3.4 to the Annual
                                                  Report on Form 10-K for the
                                                  year ended October 31, 1992.

     3.5       By-Laws of Pay'n Save Inc.         Incorporated by reference from
                                                  Exhibit 3.3 to the
                                                  Registration Statement.

     4.1       Indenture between Pay'n Save       Incorporated by
               Inc. and United States Trust       reference from
               Company of New York, as Trustee,   Exhibit 4.1 to the
               relating to the 7-1/8% Con-        Registration State-
               vertible Debentures due July 15,   ment.
               2006 (including the form of
               Convertible Debenture).

     4.2       First Supplemental Indenture be-   Incorporated by
               tween Pay'n Save Inc., and         reference from
               United States Trust Company of     Exhibit 4.1 to the
               New York as Trustee, relating      Quarterly Report on
               to the 7-1/8% Convertible De-      Form 10-Q for the
               bentures due July 15, 2006.        quarter ended
                                                  April 30, 1988.

     4.3       Indenture between PNS Inc. and     Incorporated by
               Norwest Bank Minneapolis, Nat-     reference from
               ional Association as Trustee,      Exhibit 4.1 to the
               relating to the 12-1/8% Senior     Registration State-
               Subordinated Notes due July 15,    ment on Form S-1
               1996 (including the form of        (File No. 33-5591)
               Senior Subordinated Note).         of PNS Inc.

     4.4       First Supplemental Indenture be-   Incorporated by
               tween PNS Inc., and Norwest Bank   reference from
               Minnesota, National Association    Exhibit 4.2 to the
               as Trustee, relating to the        Quarterly Report on
               12-1/8% Senior Subordinated        Form 10-Q for the
               Notes due July 15, 1996.           quarter ended
                                                  April 30, 1988.

    10.1       Subscription and Stockholders'     Incorporated by
               Agreement, dated as of May 7,      reference from
               1986, by and among Zimmerman       Exhibit 2.3 to
               Retailing Group Limited,           the Registration
               Seacorp, Inc. and Pay'n Save Inc.  Statement.

    10.2       Amended Stockholders' Agreement    Incorporated by
               between Pay'n Save Inc., Seacorp,  reference from
               Inc., Zimmerman Retailing Group    Exhibit 10.25 to
               Limited and related parties dated  the Annual Report
               November 25, 1987.                 on Form 10-K for
                                                  the year ended October 31,
                                                  1987.

    10.3       Registration Rights Agreement,     Incorporated by
               dated as of May 7, 1986, by        reference from
               and among Pay'n Save Inc.,         Exhibit 10.7 to
               Seacorp, Inc. and Zimmerman        the Registration
               Retailing Group Limited.           Statement.

    10.4       Agreement for purchase and sale    Incorporated by
               of assets by and among Pay'n       reference from
               Save Stores, Inc., The Bi-Mart     Exhibit 2.1 to
               Company, Pay'n Save Drugs Inc.     Form 8-K dated
               and Thrifty Corporation, dated     May 13, 1988.
               as of May 12, 1988.

    10.5       Letter Agreement dated             Incorporated by
               February 9, 1990 by and among      reference from
               PSSC Inc. and Bear Stearns &       Exhibit (i) to
               Co., Inc. for the purchase and     the Quarterly
               financing of adjustable-rate       Report on Form
               mortgages.                         10-Q for the quarter ended
                                                  February 3, 1990.

    10.6       Agreements dated as of             Incorporated by
               January 14, 1993 with respect      reference from
               to the acquisition by PSS, Inc.    Exhibit 10.7 to the
               and PNS Inc. of up to $64.475      Annual Report on
               million of Senior Notes and        Form 10-K for
               $14 million of Debentures.         the year ended
                                                  October 31, 1992.

    22.1       Subsidiaries of the Registrant.    Incorporated by
                                                  reference from
                                                  Exhibit 22.1 to
                                                  the Annual Report on
                                                  Form 10-K for
                                                  the year ended
                                                  October 31, 1992.


    27         Financial Data Schedules           Included as Exhibit 27

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PSS, INC.
                                            (Registrant)




Date:  December 16, 1994                By: /s/ Mark Brown
       -----------------                    ---------------------------
                                            Mark Brown
                                            President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date           Title                      Signature
     ----           -----                      ---------


December 16, 1994  Director              By: /s/ Larry Chroman
- -----------------                            -------------------------
                                             Larry Chroman



December 16, 1994  Director              By: /s/ James M. Lieb
- -----------------                            -------------------------
                                             James M. Lieb



December 16, 1994  Director              By: /s/ Gerald Nathanson
- -----------------                            -------------------------
                                             Gerald Nathanson



December 16, 1994  Director              By: /s/ Eddie Trump
- -----------------                            -------------------------
                                             Eddie Trump



December 16, 1994  President and         By: /s/ Mark Brown
- -----------------  Treasurer; Chief          -------------------------
                   Executive, Financial      Mark Brown
                   and Accounting Officer