Form 10-Q
PSS INC
filed 1995-03-14
CIK 793322

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 28, 1995
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________
----------------------------------------------------------------------
For Quarter ended  January 28, 1995  Commission file number 0-14900
                 -------------------                        -------



                             PSS, Inc.
----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                           91-1335798
---------------------------------  ------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)

    1511 Sixth Avenue, Seattle, WA                98101
---------------------------------------    ------------------------
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code) (206) 621-6938
                                                     --------------


_____________________________________________________________________
         Former name, former address and former fiscal year, if changed since last report.

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

The number of shares of common stock outstanding as of March 1, 1995: 19,473,728.

                                      INDEX



                                                                            PAGE
PART I. FINANCIAL INFORMATION

     1.   Financial Statements                                                 3

     2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7


PART II.  OTHER INFORMATION

     1.   Legal Proceedings                                                  (a)

     2.   Changes in Securities                                              (a)

     3.   Defaults Upon Senior Securities                                     10

     4.   Submission of Matters to a Vote of Security Holders                (a)

     5.   Other Information                                                  (a)

     6.   Exhibits and Reports on Form 8-K                                    10



--------------------------------------------------------------------------------
(a) These items are inapplicable or have a negative response and have therefore been omitted.

                                    PSS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (thousands of dollars)


                                         January 28,    October 29,
                                           1995           1994
                                        -----------   -------------
                                     ASSETS
Current Assets:
  Cash and short-term investments         $   360     $       45
  Investment in mortgage certificates       6,019         10,892
  Interest receivable                          69            112
                                          -------     ----------


    Total current assets                    6,448         11,049

Deferred Financing Costs                      273            334
                                          -------     ----------

                                          $ 6,721     $   11,383
                                          -------     ----------
                                          -------     ----------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Borrowings under mortgage certificate
   financing agreement                    $ 5,596     $  10,192
  Interest payable                          1,232           666
  Accounts payable and accrued liabilities     32            41
                                          -------     ---------

    Total current liabilities               6,860        10,899
                                          -------     ---------

Long-term Debt                             28,162        28,159
                                          -------     ---------


Stockholders' Deficit:
  Common stock                             19,474        19,474
  Additional paid-in capital              149,110       149,110
  Accumulated deficit                    (196,885)     (196,259)
                                          -------       -------


     Total stockholders' deficit          (28,301)      (27,675)
                                          -------       -------
                                          $ 6,721     $  11,383
                                          -------       -------
                                          -------       -------





                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (thousands of dollars, except per share data)

                                            Three months ended
                                         -----------------------
                                         January 28,  January 29,
                                            1995         1994
                                         ----------   -----------
Interest income                          $   133      $ 1,544

Interest expense                            (731)      (2,206)

General and administrative expenses          (28)         (55)
                                         --------     --------

Net loss                                 $  (626)     $  (717)
                                         --------     --------
                                         --------     --------


Net loss per common share                $ (0.03)     $ (0.04)
                                         --------     --------
                                         --------     --------




                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (thousands of dollars)

                                                 Three months ended
                                               -----------------------
                                               January 28,  January 29,
                                                  1995         1994
                                               ----------   ----------
Cash flows from operating activities:
  Net loss                                     $    (626)    $   (717)
  Adjustments to reconcile net loss to
   net cash flows from operating activities:
      Amortization                                    64          343
      Increase (decrease) in accrued
        interest payable                             566       (1,140)
      Other                                           34           56
                                                 -------       -------
      Net cash provided (used) by
       operating activities                           38       (1,458)
                                                 -------       -------

Cash flows from investing activities:
  Principal payments on mortgage certificates        447        9,308
  Proceeds from sale of mortgage certificates      4,426
                                                 -------       -------

      Net cash provided by investing
       activities                                  4,873        9,308
                                                 -------       -------

Cash flows from financing activities:
  Repayment of borrowings under mortgage
   certificate financing agreement                (4,596)      (7,837)
                                                 -------       -------

      Net cash used by financing activities       (4,596)      (7,837)
                                                 -------       -------

Net increase in cash and
 short-term investments                              315           13

Cash and short-term investments -
 beginning of period                                  45          572
                                                 -------       -------
Cash and short-term investments -
 end of period                                  $    360      $   585
                                                 -------       -------
                                                 -------       -------


                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 28, 1995





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

The financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating results for the interim periods reported. The financial statements should be read in conjunction with the audited, annual financial statements for the year ended October 29, 1994, included in the Company's Annual Report on Form 10-K.


NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

At January 28, 1995, the Company had tangible assets (total assets less deferred financing costs) of approximately $6.45 million and liabilities secured by such assets of approximately $5.63 million, thus having a net difference of approximately $820,000 available for holders of Senior Notes and Debentures. Subsequent to January 28, PNS used $318,766.25 of net assets to make the January 15 interest payment on its Senior Notes.

The Company has not paid the interest due January 15, 1995 on its 7-1/8% Convertible Debentures and such default has continued beyond the 30 day "grace" period. The Company's subsidiary, PNS Inc., paid the interest due on January 15, 1995 on its 12-1/8% Senior Subordinated Notes within the 30 day "grace" period; however, PNS has been advised by the Trustee for said Notes that it believes that PNS is in default because it "is unable to pay its debts as the same come due." The Trustee has purportedly accelerated payment of the Notes, although PNS has advised the Trustee that it disagrees with the conclusion that it is in default.

At January 28, 1995, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon the payment of interest on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. In the absence of additional purchases of Senior Notes and/or Debentures, based upon the Company's January 28, 1995 assets and liabilities it is expected that the Company will have sufficient capital resources and liquidity to meet debt service requirements on the Senior Notes until the January 15, 1996 interest payment; it is not expected that the Company will have sufficient capital resources to meet debt service requirements on the Debentures for the next 12 months. It has not been determined what course of action the Company may pursue with respect to debt service comprising interest payments and future maturities of Senior Notes and Debentures.

NOTE 3 - INCOME TAXES

Due to losses reported for each of the three months ended January 28, 1995 and January 29, 1994, there was no provision for income taxes recorded.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At January 28, 1995, the Company's principal assets consisted of approximately $6 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred. Principal payments on the Senior Notes and Debentures are not scheduled to commence until July 1996.

The Mortgage Certificates are financed with borrowings payable on demand provided against the Mortgage Certificates. At January 28, 1995, the average annual interest rate to be earned on the Mortgage Certificates, as determined on the basis that interest rates do not change, approximated 7.1% and the average annual interest rate on the related borrowings approximated 6.1%. The rates of interest to be received on the Mortgage Certificates are adjustable based on general interest rate trends with certain maximums.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At January 28, 1995, the Company had tangible assets (total assets less deferred financing costs) of approximately $6.45 million and liabilities secured by such assets of approximately $5.63 million, thus having a net difference of approximately $820,000 available for holders of Senior Notes and Debentures. Subsequent to January 28, PNS used $318,766.25 of net assets to make the January 15 interest payment on its Senior Notes.

The Company has not paid the interest due January 15, 1995 on its 7-1/8% Convertible Debentures and such default has continued beyond the 30 day "grace" period. The Company's subsidiary, PNS Inc., paid the interest due on January 15, 1995 on its 12-1/8% Senior Subordinated Notes within the 30 day "grace" period; however, PNS has been advised by the Trustee for said Notes that it believes that PNS is in default because it "is unable to pay its debts as the same come due." The Trustee has purportedly accelerated payment of the Notes, although PNS has advised the Trustee that it disagrees with the conclusion that it is in default.

At January 28, 1995, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon the payment of interest on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. In the absence of additional purchases of Senior Notes and/or Debentures, based upon the Company's January 28, 1995 assets and liabilities it is expected that the Company will have sufficient capital resources and liquidity to meet debt service requirements on the Senior Notes until the January 15, 1996 interest payment; it is not expected that the Company will have sufficient capital resources to meet debt service requirements on the Debentures for the next 12 months. It has not been determined what course of action the Company may pursue with respect to debt service comprising interest payments and future maturities of Senior Notes and Debentures.

RESULTS OF OPERATIONS

     INTEREST INCOME

Interest income decreased during the three months ended January 28, 1995, as compared to the prior year period, as a result of a declining investment due primarily to sale of most of the mortgage certificate portfolio.

     INTEREST EXPENSE

Interest expense for the three months ended January 28, 1995, decreased as compared to the prior year period primarily due to (i) lower borrowings related to a declining investment in Mortgage Certificates and (ii) fewer Senior Notes and Debentures outstanding due to bond repurchases.

                    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     The Company has not paid the interest due January 15, 1995 on its 7-1/8% Convertible Debentures and such default has continued beyond the 30 day "grace" period. The Company's subsidiary, PNS Inc., paid the interest due on January 15, 1995 on its 12-1/8% Senior Subordinated Notes within the 30 day "grace" period; however, PNS has been advised by the Trustee for said Notes that it believes that PNS is in default because it "is unable to pay its debts as the same come due." The Trustee has purportedly accelerated payment of the Notes, although PNS has advised the Trustee that it disagrees with the conclusion that it is in default.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - none filed with this report.

     (b) The Company filed a Form 8-K, the date of such report being February 14, 1995, with respect to the payment of interest due on January 15, 1995 on the 12-1/8% Senior Subordinated Notes of the Company's subsidiary, PNS Inc., and the non-payment of interest then due on the 7-1/8% Convertible Debentures of the Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   PSS, INC.
                                   (Registrant)




Date:     March 14, 1995           By: /s/ James Lieb
                                      ----------------------
                                           James M. Lieb
                                           Director