Form 10-Q/A
period 1995-01-28
PSS INC
filed 1995-05-02
CIK 793322

                                    FORM 10-Q/A

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

For the transition period from ________________ to ______________________
- ----------------------------------------------------------------------
For Quarter ended  January 28, 1995  Commission file number 0-14900
                 -------------------                        -------



                             PSS, Inc.
- ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                           91-1335798
- ---------------------------------  ------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)

    1511 Sixth Avenue, Seattle, WA                98101
- ---------------------------------------    ------------------------
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