Form 10-Q
period 1995-04-29
PSS INC
filed 1995-06-12
CIK 793322

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 29, 1995

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
        -----------------------------------------------------------------
        For Quarter ended April 29, 1995    Commission file number 0-14900

                                     PSS, Inc.
                (Exact name of registrant as specified in its charter)

                     Delaware                           91-1335798
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)

            1511 Sixth Avenue, Seattle, WA                98101
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

        The number of shares of common stock outstanding as of June 1, 1995: 19,473,728.

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

                                      PSS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                                (thousands of dollars)

                                                  April 29,     October 29,
                                                    1995           1994
                                        ASSETS
          Current Assets:
            Cash and short-term investments         $    10     $       45
            Investment in mortgage certificates       5,994         10,892
            Interest receivable                          71            112

              Total current assets                    6,075         11,049

          Deferred Financing Costs                                     334

                                                    $ 6,075     $   11,383


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

          Current Liabilities:
            Borrowings under mortgage certificate
             financing agreement                    $ 5,558     $  10,192
            Accounts payable and accrued liabilities     23            41
            PNS 12-1/8% senior notes                  5,258
            Interest payable on PNS notes               186           187
            PSS 7-1/8% notes                         22,920
            Interest payable on PSS notes             1,293           479

              Total current liabilities              35,238        10,899

          Long-term Debt                                           28,159

          Stockholders' Deficit:
            Common stock                             19,474        19,474
            Additional paid-in capital              149,110       149,110
            Accumulated deficit                    (197,747)     (196,259)

               Total stockholders' deficit          (29,163)      (27,675)

                                                    $ 6,075     $  11,383


                     The accompanying notes are an integral part
                            of these financial statements.

                                         PSS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)
                       (thousands of dollars, except per share data)

                                                      Three months ended
                                                       April 29,    April 30,
                                                         1995        1994
          Interest income                            $   110        $ 1,461

          Interest expense                              (723)        (2,228)

          Write off of deferred financing costs
            and original issue discount                 (226)

          General and administrative expenses            (23)           (45)


          Net loss                                   $  (862)       $  (812)

          Net loss per common share                  $ (0.05)       $ (0.04)




                                                        Six months ended
                                                       April 29,    April 30,
                                                         1995         1994

          Interest income                            $   243        $ 3,005

          Interest expense                            (1,454)        (4,434)

          Write off of deferred financing costs
            and original issue discount                 (226)

          General and administrative expenses            (51)          (100)


          Net loss                                   $(1,488)       $(1,529)


          Net loss per common share                 $  (0.08)       $ (0.08)



                        The accompanying notes are an integral part
                              of these financial statements.

                                         PSS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                   (thousands of dollars)

                                                             Six months ended
                                                        April 29,    April 30,
                                                          1995         1994
          Cash flows from operating activities:
            Net loss                                   $ (1,488)      $ (1,529)
            Adjustments to reconcile net loss to
             net cash flows from operating activities:
               Amortization                                 127            640
               Write off of deferred financing costs
                 and original issue discount                226
               Increase (decrease) in accrued
                 interest payable                           813            (18)
               Other                                         23            107
               Net cash used by operating activities       (299)          (800)


          Cash flows from investing activities:
            Principal payments on mortgage certificates     472         15,458
            Proceeds from sale of mortgage certificates   4,426
                Net cash provided by investing
                 activities                               4,898         15,458

          Cash flows from financing activities:
            Repayment of borrowings under mortgage
             certificate financing agreement             (4,634)       (14,687)

                Net cash used by financing activities    (4,634)       (14,687)

          Net decrease in cash and
           short-term investments                           (35)           (29)

          Cash and short-term investments -
           beginning of period                               45            572
          Cash and short-term investments -
           end of period                               $     10       $    543







                        The accompanying notes are an integral part
                               of these financial statements.

                                      PSS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    April 29, 1995


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

          NOTE 2 - Liquidity and Capital Resources

          At April 29, 1995, the Company had assets of approximately $6.08 million and liabilities secured by such assets of approximately $5.58 million, thus having a net difference of approximately $500,000 available for holders of Senior Notes and Debentures.
          In the absence of additional debt repurchases, the amount due for the July 15, 1995 Senior Notes interest approximates $319,000.

          The Company has not paid the interest due January 15, 1995 on its Convertible Debentures and such default has continued beyond the 30 day "grace" period. The Company's subsidiary, PNS, paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period; however, PNS has been advised by the Trustee for said Senior Notes that it believes that PNS is in default because it "is unable to pay its debts as the same come due." The Trustee has purportedly accelerated payment of the Senior Notes, although PNS has advised the Trustee that it disagrees with the conclusion that it is in default and the Trustee has taken no legal action.

          As a result of the continued default due to the non-payment of interest on the Convertible Debentures, and as a result of the position taken by the Trustee for the Senior Notes (with which the Company disagrees) that such notes are in default, during the three months ended April 29, 1995 the Company has classified all Senior Notes and Convertible Debentures as current liabilities and in connection therewith has expensed remaining deferred financing costs and original issue discount.

          At April 29, 1995, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon the payment of interest on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. In the absence of additional purchases of Senior Notes and/or Debentures, based upon the Company's April 29, 1995 assets and liabilities it is expected that the Company will have sufficient capital resources and liquidity to meet debt service requirements on the Senior Notes until the January 15, 1996 interest payment; it is not expected that the Company will have sufficient capital resources to meet debt service requirements on the Debentures for the next 12 months. It has not been determined what course of action the Company may pursue with respect to debt service comprising interest payments and future maturities of Senior Notes and Debentures.

          NOTE 3 - Mortgage Certificates

          The Mortgage Certificates are financed with borrowings payable on demand provided against the Mortgage Certificates. At April 29, 1995, the average annual interest rate to be earned on the Mortgage Certificates, as determined on the basis that interest rates do not change, approximated 7.3% and the average annual interest rate on the related borrowings approximated 6.2%. The rates of interest to be received on the Mortgage Certificates are adjustable based on general interest rate trends with certain maximums.

          NOTE 4 - Income Taxes

          Due to losses reported for each of the three and six months ended April 29, 1995 and April 28, 1994, there was no provision for income taxes recorded.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Liquidity and Capital Resources

          At April 29, 1995, the Company's principal assets consisted of approximately $6 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred.

          PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

          The Company has not paid the interest due January 15, 1995 on its Convertible Debentures and such default has continued beyond the 30 day "grace" period. The Company's subsidiary, PNS, paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period; however, PNS has been advised by the Trustee for said Senior Notes that it believes that PNS is in default because it "is unable to pay its debts as the same come due." The Trustee has purportedly accelerated payment of the Senior Notes, although PNS has advised the Trustee that it disagrees with the conclusion that it is in default and the Trustee has taken no legal action.

          As a result of the continued default due to the non-payment of interest on the Convertible Debentures, and as a result of the position taken by the Trustee for the Senior Notes (with which the Company disagrees) that such notes are in default, during the three months ended April 29, 1995 the Company has classified all Senior Notes and Convertible Debentures as current liabilities and in connection therewith has expensed remaining deferred financing costs and original issue discount.

          At April 29, 1995, the Company had assets of approximately $6.08 million and liabilities secured by such assets of approximately $5.58 million, thus having a net difference of approximately $500,000 available for holders of Senior Notes and Debentures.
          In the absence of additional debt repurchases, the amount due for the July 15, 1995 Senior Notes interest approximates $319,000.

          At April 29, 1995, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon the payment of interest on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. In the absence of additional purchases of Senior Notes and/or Debentures, based upon the Company's April 29, 1995 assets and liabilities it is expected that the Company will have sufficient capital resources and liquidity to meet debt service requirements on the Senior Notes until the January 15, 1996 interest payment; it is not expected that the Company will have sufficient capital resources to meet debt service requirements on the Debentures for the next 12 months. It has not been determined what course of action the Company may pursue with respect to debt service comprising interest payments and future maturities of Senior Notes and Debentures.


          Results of Operations

               Interest income

          Interest income decreased during the three and six months ended April 29, 1995, as compared to the prior year periods, as a result of a declining investment due primarily to sale of most of the mortgage certificate portfolio.

               Interest expense

          Interest expense for the three and six months ended April
          29, 1995, decreased as compared to the prior year periods primarily due to lower borrowings related to a declining investment in Mortgage Certificates and fewer Senior Notes and Debentures outstanding due to bond repurchases.

               Write off of deferred financing costs and original issue discount

          As a result of the continued default due to the non-payment of interest on the Convertible Debentures, and as a result of the position taken by the Trustee for the Senior Notes (with which the Company disagrees) that such notes are in default, during the three months ended April 29, 1995 the Company has classified all Senior Notes and Convertible Debentures as current liabilities and in connection therewith has expensed remaining deferred financing costs and original issue discount.

          ITEM 3 - Defaults Upon Senior Securities

               The Company has not paid the interest due January 15, 1995 on its 7-1/8% Convertible Debentures and such default has continued beyond the 30 day "grace" period. The Company's subsidiary, PNS Inc., paid the interest due on January 15, 1995 on its 12-1/8% Senior Subordinated Notes within the 30 day
          "grace" period; however, PNS has been advised by the Trustee for said Notes that it believes that PNS is in default because it "is unable to pay its debts as the same come due." The Trustee has purportedly accelerated payment of the Senior Notes, although PNS has advised the Trustee that it disagrees with the conclusion that it is in default and the Trustee has taken no legal action.

                                      SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             PSS, INC.
                                             (Registrant)




          Date:     June 13, 1995            By:  /s/ JAMES LIEB
                                                  James M. Lieb, Director