Form 10-Q
period 1995-07-29
PSS INC
filed 1995-09-12
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended      July 29, 1995

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to _________________
 -----------------------------------------------------------------
 For Quarter ended  July 29, 1995  Commission file number 0-14900

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


        _____________________________________________________________
        Former name, former address and former fiscal year, if changed since last report.

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X    No  __

 The number of shares of common stock outstanding as of September 12, 1995: 19,473,728.





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

       4.    Submission of Matters to a Vote of Security Holders            (a)

       5.    Other Information                                              (a)

       6.    Exhibits and Reports on Form 8-K                               (a)






















  -----------------------------------------------
 (a) These items are inapplicable or have a negative response and have therefore been omitted.

                                    PSS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (thousands of dollars)

                                                 July 29,     October 29,
                                                   1995           1994
                                     ASSETS

 Current Assets:
   Cash and short-term investments               $    24     $       45
   Investment in mortgage certificates             5,969         10,892
   Interest receivable                                78            112
                                                   -----         ------
     Total current assets                          6,071         11,049

 Deferred Financing Costs                                           334
                                                 -------       --------
                                                 $ 6,071      $  11,383
                                                 =======       ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


 Current Liabilities:
   Borrowings under mortgage certificate
    financing agreement                           $ 5,541     $  10,192
   Accounts payable and accrued liabilities            26            41
   PNS 12-1/8% senior notes                         5,258
   Interest payable on PNS notes                      345           187
   PSS 7-1/8% notes                                22,920
   Interest payable on PSS notes                    1,700           479
                                                   ------        ------
     Total current liabilities                     35,790        10,899
                                                   ------        ------
 Long-term Debt                                                  28,159
                                                   ------        ------
 Stockholders' Deficit:
   Common stock                                    19,474        19,474
   Additional paid-in capital                     149,110       149,110
   Accumulated deficit                           (198,303)     (196,259)
                                                  -------       -------
      Total stockholders' deficit                 (29,719)      (27,675)
                                                  -------       -------
                                                  $ 6,071     $  11,383
                                                  =======      ========


                   The accompanying notes are an integral part
                         of these financial statements.

                                            PSS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)
                          (thousands of dollars, except per share data)



                                                Three months ended
                                               July 29,     July 30,
                                                1995          1994

 Interest income                            $   119        $ 1,458

 Interest expense                              (657)        (2,402)

 General and administrative expenses            (18)           (52)
                                            --------       --------

 Net loss                                   $  (556)       $  (996)
                                            ========       ========
 Net loss per common share                  $ (0.03)       $ (0.05)
                                            ========       ========



                                              Nine months ended
                                              July 29,     July 30,
                                                1995         1994

 Interest income                            $   362        $ 4,463

 Interest expense                            (2,111)        (6,836)

 Write off of deferred financing costs
   and original issue discount                 (226)

 General and administrative expenses            (69)          (152)
                                           ---------      ----------

 Net loss                                   $(2,044)       $(2,525)
                                           =========      ==========

 Net loss per common share                 $  (0.11)       $ (0.13)
                                           =========      ==========



                           The accompanying notes are an integral part
                                  of these financial statements.

                                             PSS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)
                                       (thousands of dollars)


                                                   Nine months ended
                                                  July 29,          July 30,
                                                  1995               1994
 Cash flows from operating activities:
   Net loss                                      $ (2,044)         $ (2,525)
   Adjustments to reconcile net loss to
    net cash flows from operating activities:
      Amortization                                    127               890
      Write off of deferred financing costs
        and original issue discount                   226
      Increase in accrued interest payable          1,379             1,102
      Other                                            19               119
                                                   -------          --------
      Net cash used by operating activities          (293)             (414)
                                                   -------          --------

 Cash flows from investing activities:
   Principal payments on mortgage certificates        497            21,118
   Proceeds from sale of mortgage certificates      4,426
                                                   -------          --------
       Net cash provided by investing
        activities                                  4,923            21,118
                                                   -------           -------
 Cash flows from financing activities:
   Repayment of borrowings under mortgage
    certificate financing agreement                (4,651)          (18,476)
                                                   -------          --------
       Net cash used by financing activities       (4,651)          (18,476)
                                                   -------          --------
 Net increase (decrease) in cash and
  short-term investments                              (21)            2,228

 Cash and short-term investments -
  beginning of period                                  45               572
 Cash and short-term investments -                 -------          --------
  end of period                                  $     24          $  2,800
                                                  ========          ========








                            The accompanying notes are an integral part
                                   of these financial statements.

                                         PSS, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                       July 29, 1995


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

 NOTE 2 - Liquidity and Capital Resources

 At July 29, 1995, the Company had assets of approximately $6.07 million and liabilities secured by such assets of approximately $5.57 million, thus having a net difference of approximately $500,000 available for holders of Senior Notes and Debentures.

 The Company has not paid the interest due January 15, 1995 and July 15, 1995 on its Convertible Debentures and such default has continued beyond the 30 day "grace" period. The Company's subsidiary, PNS, paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period; however, PNS was advised by the Trustee for said Senior Notes that it believed that PNS was in default because it was "unable to pay its debts as the same come due." The Trustee has purportedly accelerated payment of the Senior Notes although the Trustee has taken no legal action. PNS has not paid the interest due on July 15, 1995 on its Senior Notes and such default has continued beyond the 30 day "grace" period.

 As a result of the continued default due to the non-payment of interest on the Convertible Debentures and Senior Notes, the Company has classified all Senior Notes and Convertible Debentures as current liabilities and in connection therewith has expensed remaining deferred financing costs and original issue discount.

 At July 29, 1995, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remained outstanding and annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon the payment of interest on and purchases of Senior Notes and Debentures and any enforcement action which may or may not be taken by indenture trustees or bondholders and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest
 expense  on  related  borrowings.    The  Company  is  exclusively invested in
 Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service comprising interest payments on and future maturities of, Senior Notes and Debentures.

 NOTE 3 - Mortgage Certificates

 The Mortgage Certificates are financed with borrowings payable on demand provided against the Mortgage Certificates. At July 29, 1995, the average annual interest rate to be earned on the Mortgage Certificates, as determined on the basis that interest rates do not change, approximated 8.1% and the annual interest rate on the related borrowings approximated 5.8%. The rates of interest to be received on the Mortgage Certificates are adjustable based on general interest rate trends with certain maximums.

 NOTE 4 - Income Taxes

 Due to losses reported for each of the three and nine months ended July 29, 1995 and July 30, 1994, there was no provision for income taxes recorded.

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Liquidity and Capital Resources

 At July 29, 1995, the Company's principal assets consisted of approximately $6 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred.

 PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

 The Company has not paid the interest due January 15, 1995 and July 15, 1995 on its Convertible Debentures and such default has continued beyond the 30 day "grace" period. The Company's subsidiary, PNS, paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period; however, PNS was advised by the Trustee for said Senior Notes that it believed that PNS was in default because it was "unable to pay its debts as the same come due." The Trustee has purportedly accelerated payment of the Senior Notes, although the Trustee has taken no legal action. PNS has not paid the interest due on July 15, 1995 on its Senior Notes within and such default has continued beyond the 30 day "grace" period.

 As a result of the continued default due to the non-payment of interest on the Convertible Debentures and the Senior Notes, the Company has classified all Senior Notes and Convertible Debentures as current liabilities and in connection therewith has expensed remaining deferred financing costs and original issue discount.

 At July 29, 1995, the Company had assets of approximately $6.07 million and liabilities secured by such assets of approximately $5.57 million, thus having a net difference of approximately $500,000 available for holders of Senior Notes and Debentures.

 At July 29, 1995, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remained outstanding and annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon the payment of interest on and purchases of Senior Notes and Debentures and any enforcement action which may or may not be taken by indenture trustees or bondholders and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service comprising interest payments and future maturities of Senior Notes and Debentures.

 Results of Operations

       Interest income

 Interest income decreased during the three and nine months ended July 29, 1995, as compared to the prior year periods, as a result of a declining investment due primarily to sale of most of the mortgage certificate portfolio.

       Interest expense

 Interest expense for the three and nine months ended July 29, 1995, decreased as compared to the prior year periods primarily due to lower borrowings related to a declining investment in Mortgage Certificates and fewer Senior Notes and Debentures outstanding due to bond repurchases.

       Write off of deferred financing costs and original issue discount

 As a result of the continued default due to the non-payment of interest on the Convertible Debentures and Senior Notes, the Company has classified all Senior Notes and Convertible Debentures as current liabilities and in connection therewith has expensed remaining deferred financing costs and original issue discount.

 ITEM 3 - Defaults Upon Senior Securities

       The Company has not paid the interest due January 15, 1995 and July 15, 1995 on its Convertible Debentures and such default has continued beyond the 30 day "grace" period. The Company's subsidiary, PNS, paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period; however, PNS was advised by the Trustee for said Senior Notes that it believed that PNS was in default because it was "unable to pay its debts as the same come due." The Trustee has purportedly accelerated payment of the Senior Notes, although the Trustee has taken no legal action. PNS has not paid the interest due on July 15, 1995 on its Senior Notes and such default has continued beyond the 30 day "grace" period.

                                         SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           PSS, INC.
                                           (Registrant)




 Date: September 12, 1995                  By: /s/ JAMES LIEB
                                               James M. Lieb, Director