Form 10-K
period 1995-10-28
PSS INC
filed 1996-02-15
CIK 793322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      October 28, 1995
                               ______________________

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________
--------------------------------------------------------------------------------

Commission file number                   0-14900
                       _________________________________________________________

                                    PSS, Inc.
                    _______________________________________
             (Exact name of registrant as specified in its charter)

             Delaware                                           91-1335798
  ______________________________                              ________________
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

     1511 Sixth Avenue, Seattle, WA                               98101
  ____________________________________                           ________
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code)(206) 621-6938


________________________________________________________________________________
         Former name, former address and former fiscal year, if changed since last report.

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

Aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of December 1, 1995: $270,000.

The  number of shares  of common  stock  outstanding  as of  October  28,  1995:
19,473,728.

Documents incorporated by reference:  None.

                                     PART I

ITEM 1 - BUSINESS

PSS, Inc. ("PSS"), through its wholly owned subsidiary, PNS Inc. ("PNS"), owns PSSC Inc. ("PSSC"); together, PSS, PNS and PSSC are referred to collectively as the "Company".

The Company owns pass-through and participation certificates issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. At October 28, 1995, the Company's principal assets consisted of approximately $5.8 million of Mortgage Certificates from which interest income is earned. The Mortgage Certificates are financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing"). The principal obligations of the Company are the Mortgage Financing borrowings, the PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures"), and the PNS 12- 1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes"), upon which interest expense is incurred.

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

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is traded over-the-counter. The high and low prices for the stock by quarter for the two years ended October 28, 1995 were as follows:


           Quarter ended                            High                Low
           -------------                            ----                ---
           January 29, 1994                         .03                 .01
           April 30, 1994                           .03                 .01
           July 30, 1994                            .02                 .01
           October 29, 1994                         .02                 .01
           January 27, 1995                         .02                 .01
           April 28, 1995                           .04                 .01
           July 28, 1995                            .04                 .01
           October 28, 1995                         .02                 .01


The high and low prices for each quarter are the high and low bids as reported by National Quotation Bureau, Incorporated, which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not represent actual transactions.

HOLDERS

As of November 1, 1995, there were 940 holders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK

The Company has never paid a dividend and does not anticipate paying dividends for the foreseeable future. Any determination as to the payment of dividends will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may consider. The indentures governing the Company's Senior Notes and Debentures contain covenants which restrict the ability of the Company to pay dividends (see Note 5 to the financial statements).

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. As explained in Note 2 to the financial statements, information relating to October 28, 1995 is presented on a liquidation basis, which reports an excess of liabilities over assets. Presentation of per share information on a liquidation basis is not considered meaningful and has been omitted.


                                                                  Year ended
                                      __________________________________________________________________
                                      October 28,  October 29,   October 30,   October 31,   November 2,
                                         1995          1994          1993          1992          1991
                                        ______        ______        ______        ______        ______
                                                (thousands of dollars, except per share data)
INCOME STATEMENT DATA:
Increase in net liabilities          $ (4,231)
Loss before extraordinary items (1)                 $ (2,141)      $ (1,161)     $(32,913)     $(78,358)
Net income (loss) (2)                                  9,568         47,454        27,665       (58,653)
Net income (loss) per common share                      0.49           2.44          1.42         (3.01)


BALANCE SHEET DATA:

Total assets                         $  5,927      $  11,383       $136,634      $217,489      $356,405
Total liabilities                      37,833
Short-term borrowings                   5,278         10,192        124,062       171,089       239,096
Long-term debt                                        28,159         48,144       126,634       235,248
Stockholders' deficit                                (27,675)       (37,243)      (84,697)     (128,048)
Net liabilities                       (31,906)


(1) Includes net realized and unrealized losses on Pacific Enterprises common stock of approximately $37 million and $68 million during the years ended October 31, 1992 and November 2, 1991, respectively.

(2) Includes pre-tax extraordinary gains on early extinguishment of debt of approximately $13 million, $49 million, $77 million and $20 million during the years ended October 29, 1994, October 30, 1993, October 31, 1992, and November 2, 1991, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At October 28, 1995, the Company's principal assets consisted of approximately $5.8 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At October 28, 1995, the Company had tangible assets of approximately $5.92 million and liabilities secured by such assets of approximately $5.37 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At October 28, 1995, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively.

The Company failed to pay the interest due January 15, 1995 and July 15, 1995 on its Convertible Debentures and such default has continued beyond the 30 day
"grace" period. However, the trustee for the Convertible Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although the Company's subsidiary, PNS, paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and such default has continued beyond the 30 day "grace" period. Claiming that PNS is in default because it is "unable to pay its debts as the same become due" and due to its failure to make the July 15, 1995 interest payment, the trustee for the Senior Notes has accelerated and declared the principal and interest on the Senior Notes immediately due and payable. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders are in the process of developing a proposal to reorganize the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. Although the Company has not yet received a proposal, it has been contacted by the representative of such holders and anticipates that such a proposal will be forthcoming. In the interim, the trustee has taken no legal action with respect to the default.

The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on Senior Notes and Debentures.


RESULTS OF OPERATIONS

           INTEREST INCOME

Interest income for each of the years ended October 28, 1995, October 29, 1994 and October 30, 1993 decreased as compared to the immediate preceding year as a result of lower balances of investments in Mortgage Certificates, and for the years ended October 29, 1994 and October 30, 1993 lower annual interest income rates earned on the adjustable rate Mortgage Certificates. Included in investment income for the year ended October 28, 1995 is approximately $100,000 of unrealized gains resulting from mark-to-market adjustments. The weighted average interest income rate earned on the Mortgage Certificates, net of amortization of premiums, approximated 7.3%, 5.0% and 5.8% during the years ended October 28, 1995, October 29, 1994 and October 30, 1993, respectively.

           INTEREST EXPENSE

Interest expense for each of the years ended October 28, 1995, October 29, 1994 and October 30, 1993 decreased as compared to the immediate preceding year primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred. The weighted average interest expense rate on Mortgage Certificate related borrowings approximated 6.0%, 3.9% and 3.4% during the years ended October 28, 1995, October 29, 1994 and October 30, 1993, respectively. Interest expense also decreased during each of the years ended October 28, 1995, October 29, 1994 and October 30, 1993 as compared to the preceding year as a result of having fewer Debentures and Senior Notes outstanding due to bond repurchases.

           REALIZED AND UNREALIZED LOSS

During the year ended October 30, 1993, the Company disposed of its remaining PET Shares and recorded a realized loss of approximately

$40 million and a decrease in unrealized loss of approximately $42 million, representing the previously recognized unrealized loss for PET Shares sold during the year.

           WRITE OFF OF DEFERRED FINANCING COSTS AND ORIGINAL ISSUE
           DISCOUNT

As a result of the continued default due to the non-payment of interest on the Convertible Debentures and Senior Notes, the Company has expensed remaining deferred financing costs and original issue discount.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

    FINANCIAL STATEMENTS                                                    Page

    Report of Independent Accountants                                          9
    Consolidated Statement of Net Liabilities
    (Liquidation Basis)                                                       10
    Consolidated Balance Sheet (Going Concern Basis)                          10
    Consolidated Statement of Change in Net Liabilities
    (Liquidation Basis)                                                       11
    Consolidated Statements of Operations
    (Going Concern Basis)                                                     11
    Consolidated Statements of Cash Flows                                     12
    Notes to Financial Statements                                             13

    FINANCIAL STATEMENT SCHEDULES

    Financial statement schedule information is presented in the financial statements.

SUPPLEMENTARY FINANCIAL INFORMATION

    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)                             21

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PSS, Inc.:


We have audited the consolidated balance sheet of PSS, Inc. as of October 29, 1994, the related consolidated statements of operations, and cash flows for each of the two years in the period ended October 29, 1994. In addition, we have audited the consolidated statement of net liabilities (liquidation basis) as of October 28, 1995, and the related consolidated statement of changes in net liabilities (liquidation basis) and cash flows (liquidation basis) for the period from October 30, 1994 to October 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, effective October 28, 1995 the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. As a result, the Company has changed its basis of accounting for periods subsequent to October 29, 1994 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSS, Inc. and its subsidiaries as of October 29, 1994, the results of their operations and their cash flows for each of the two years then ended and their net liabilities in liquidation as of October 28, 1995, and the changes in their net liabilities (liquidation basis) and cash flows (liquidation basis) for the period from October 30, 1994 to October 28, 1995, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

PRICE WATERHOUSE LLP


/s/ Price Waterhouse LLP

Seattle, Washington
January 25, 1996



                                    PSS, INC.
          Consolidated Statement of Net Liabilities (Liquidation Basis)
                Consolidated Balance Sheet (Going Concern Basis)
                             (thousands of dollars)

                                          October 28,     October 29,
                                             1995            1994
                                          -----------     -----------
                                         (Liquidation   (Going Concern
                                             Basis)          Basis)

Assets:
  Cash and short-term investments         $     11      $      45
  Investment in mortgage certificates        5,840         10,892
  Accrued interest receivable                   76            112
  Deferred financing costs                                    334
                                           -------        -------

Total assets                                 5,927       $ 11,383
                                           =======        =======

Liabilities:
  Borrowings under mortgage certificate
   financing agreement                       5,278       $ 10,192
  Accounts payable and accrued liabilities      92             41
  Reserve for estimated costs during
   period of liquidation                        50
  PNS 12-1/8% senior notes                   5,258          5,258
  Original issue discount on PNS notes                        (19)
  Interest payable on PNS notes                504            187
  Reserve for interest on PNS notes during
   period of liquidation                       456
  PSS 7-1/8% debentures                     22,920         22,920
  Interest payable on PSS debentures         2,107            479
  Reserve for interest on PSS debentures
   during period of liquidation              1,168
                                           -------        -------

Total liabilities                           37,833         39,058
                                           -------        -------

Net Liabilities                           $(31,906)
                                          ========
Stockholders' Deficit:
  Preferred stock, $1 par value, authorized
   10 million shares; none issued
  Common stock, $1 par value, authorized
   60 million shares; issued and
   outstanding 19,473,728                                  19,474
  Additional paid-in capital                              149,110
  Accumulated deficit                                    (196,259)
                                                         --------
Total Stockholders' Deficit                               (27,675)
                                                         --------
Total Liabilities and Stockholders Deficit               $ 11,383
                                                          =======



                   The accompanying notes are an integral part
                         of these financial statements.


                                    PSS, INC.
              Consolidated Statement of Changes in Net Liabilities
                               (Liquidation Basis)
           Consolidated Statements of Operations (Going Concern Basis)
                  (thousands of dollars except per share data)

                                               Year ended
                                   -----------------------------------------
                                    October 28,   October 29,   October 30,
                                       1995        1994            1993
                                      ------      ------          ------
                                  (Liquidation     (Going Concern Basis)
                                     Basis)

Investment income                  $      582   $  4,804       $  9,073
Interest expense                       (2,765)    (7,841)       (12,076)
Realized loss on sale of Pacific
 Enterprises common stock                                       (40,209)
Decrease in unrealized loss on
 Pacific Enterprises common stock                                41,836
Write off of deferred financing
 costs and original issue discount       (226)
General and administrative expense       (148)      (207)          (383)
                                      -------     ------        -------

Loss from operations before income
 taxes and extraordinary items         (2,557)    (3,244)        (1,759)
Estimated costs and interest during
 period of liquidation                 (1,674)
                                      -------     ------        -------
Increase in Net Liabilities           $(4,231)
                                      =======
Loss before income taxes and
 extraordinary items                              (3,244)        (1,759)
Income tax benefit                                 1,103            598
                                                 -------        -------

Loss before extraordinary items                   (2,141)        (1,161)

Extraordinary items:
  Gain on early extinguishment of
   debt, net of income taxes of
   $4,356 and $16,732, respectively                8,456         32,481
  Tax benefit resulting from
   utilization of net operating
   loss carryforwards                              3,253         16,134
                                                 -------        -------

Net income                                      $  9,568       $ 47,454
                                                 =======        =======

Loss per common share before
 extraordinary items                            $  (0.11)      $  (0.06)
                                                 =======        =======

Net income per common share                     $   0.49       $   2.44
                                                 =======        =======




                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                            Year ended
                                                                     ---------------------------------------------------------
                                                                       October 28,          October 29,          October 30,
                                                                          1995                 1994                 1993
                                                                       ----------           -----------          -----------
                                                                     (Liquidation                 (Going Concern Basis)
                                                                         Basis)
Cash flows from operating activities:
  Increase in Net Liabilities                                         $ ( 4,231)
  Net income                                                                                  $  9,568             $ 47,454
  Adjustments to reconcile to net cash flows
   from operating activities:
    Extraordinary gain on early extinguishment of debt                                         (12,812)             (49,213)
    Net realized and unrealized loss on Pacific Enterprises
     common stock                                                                                                    (1,627)
    Amortization                                                            127                    963                1,088
    Write off of deferred financing
     costs and original issue discount                                      226
    Increase in estimated costs and interest during
     period of liquidation                                                1,674
    Decrease in accrued interest receivable                                  36                  1,240                  672
    Increase (decrease) in accrued interest payable                       1,945                   (754)              (2,728)
    Other                                                                   (49)                  (208)                (458)
                                                                      ---------               --------            ---------

     Net cash used by operating activities                                 (272)                (2,003)              (4,812)
                                                                      ---------               --------            ---------

Cash flows from investing activities:
  Proceeds from sale of mortgage certificates                               726                 98,653              13,220
  Principal repayments on mortgage certificates                           4,426                 23,664              33,995
  Proceeds from sale of Pacific Enterprises
   common stock                                                                                                     21,893
                                                                      ---------               --------            ---------
     Net cash provided by investing activities                            5,152                122,317              69,108
                                                                      ---------               --------            --------

Cash flows from financing activities:
  Repayment of borrowings under mortgage
   certificates financing agreement                                      (4,914)              (113,870)            (47,027)
  Repurchases of long-term debt                                                                 (6,971)            (18,568)
                                                                      ---------               --------            --------

     Net cash used by financing activities                               (4,914)              (120,841)            (65,595)
                                                                      ---------               --------            --------

Net decrease in cash and short-term investments                             (34)                  (527)             (1,299)

Cash and short-term investments at
 beginning of year                                                           45                    572               1,871
                                                                      ---------               --------            --------

Cash and short-term investments at
 end of year                                                          $      11               $     45            $    572
                                                                       ========               ========            ========







                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

The consolidated financial statements of PSS, Inc. ("PSS"), includes its direct subsidiary PNS Inc. ("PNS") and its subsidiary PSSC, Inc. ("PSSC"), collectively, the "Company". The Company is principally owned by Seacorp, Inc. ("Seacorp") and Zimmerman Retailing Group Limited ("Zimco"). Seacorp and Zimco own approximately 41% and 38%, respectively, of the Company's outstanding common stock, with the remainder publicly owned.

The Company, through PSSC, owns pass-through and participation certificates issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. The principal obligations of the Company are PSSC borrowings secured by Mortgage Certificates, PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures").

The Company failed to pay the interest due January 15, 1995 and July 15, 1995 on its Debentures and such default has continued beyond the 30 day "grace" period. The Company has also failed to make the January 15, 1996 interest payment. However, the trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and such default has continued beyond the 30 day "grace" period. The Company has also failed to make the January 15, 1996 interest payment. Claiming that PNS is in default because it is "unable to pay its debts as the same become due" and due to its failure to make the July 15, 1995 interest payment, the trustee for the Senior Notes has accelerated and declared the principal and interest on the Senior Notes immediately due and payable. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. Although the Company has not yet received a proposal, it has been contacted by the representative of such holders and anticipates that such a proposal will be forthcoming. In the interim, the trustee has taken no legal action with respect to the default.

At October 28, 1995, the Company had tangible assets of approximately $5.92 million and liabilities secured by such assets of approximately $5.37 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At October 28, 1995, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $638,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.




NOTE 2 - LIQUIDATION BASIS OF ACCOUNTING

The consolidated financial statements for fiscal 1994 and 1993 were prepared on a going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Effective October 28, 1995, the Company has adopted the liquidation basis of accounting for presenting its consolidated financial statements. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

The net effect of converting from the going concern basis to the liquidation basis of accounting was an increase in net liabilities of approximately $1.7 million, as a result of recording estimated costs and interest expense to the liquidation date. No adjustment to the reported value of assets was required. Under the liquidation basis, the Company has accrued future liabilities and estimated future net revenues from interest or other income associated with mortgage certificates.

The conversion from the going concern to liquidation basis of accounting has required the determination of significant estimates and judgments. A summary of significant estimates and judgments utilized in preparation of the October 28, 1995 consolidated financial statements on a liquidation basis follows:

           * The Senior Notes July 15, 1996 due date has been utilized as the liquidation date.

           * Mortgage Certificates and related interest receivable are stated at estimated market value.

           * Borrowings secured by Mortgage Certificates are stated at face value.

           * The reserve for estimated costs during the period of liquidation represents estimates of costs (primarily legal and trustee fees) to be incurred in the future to the liquidation date.

           * Net estimated interest income to be earned on Mortgage Certificates in excess of interest expense on related borrowings is considered in determining the reserve for estimated costs during the period of liquidation.

           * Senior Notes and Debentures and related interest accrued through October 28, 1995 are stated at face value.

           * The reserve for interest during the period of liquidation represents interest on Senior Notes and Debentures for the period from October 29, 1995 to July 15, 1996.

All of the above estimates and judgments may be subject to change as facts and circumstances change. Similarly, actual costs and expenses may differ significantly depending on a number of factors, particularly the length of the liquidation period.

NOTE 3 - SUMMARY OF ACCOUNTING PRINCIPLES

CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments, having maturities of three months or less when purchased, are primarily comprised of interest-bearing short-term bank deposits.

INVESTMENT IN MORTGAGE CERTIFICATES

The investment in Mortgage Certificates is recorded at estimated fair value, based upon market prices obtained from traders. Gains and losses realized on sale are determined utilizing the specific identification method. Premiums paid are amortized utilizing the interest method. Gains and losses realized upon sale of Mortgage Certificates and unrealized gains and losses resulting from mark-to-market adjustments are included in investment income.

INCOME (LOSS) PER COMMON SHARE

As explained in Note 2, effective October 28, 1995, the Company adopted the liquidation basis of accounting, which reports an excess of liabilities over assets. Accordingly, the presentation of per common share information on a liquidation basis is not considered meaningful and has been omitted.

Income (loss) per common share data for periods prior to October 28, 1995 have been computed on the basis of 19,473,728 shares outstanding. For purposes of calculating income (loss) per common share, the conversion of the PSS 7-1/8% Convertible Debentures would be antidilutive and thus was not assumed.

RECLASSIFICATIONS

Certain reclassifications have been made in prior years' financial statements.

NOTE 4 - INVESTMENT IN MORTGAGE CERTIFICATES

Mortgage Certificates are financed with borrowings provided by an investment bank pursuant to a letter agreement (the "Financing Agreement"). Borrowings pursuant to the Financing Agreement (the "Mortgage Financing") are secured by the Mortgage Certificates. In the event of a decrease in the aggregate market value of the Mortgage Certificates below the requirements of the Financing
Agreement, additional collateral is required. Principal and interest payments received on Mortgage Certificates are maintained in an interest earning account and are released to the Company, at its request, after all interest and any "mark-to-market" indebtedness then due have been paid. The Mortgage Financing is payable on demand and generally bears interest at rates approximating LIBOR plus 10 basis points. Mortgage Financing borrowings and related interest rates approximated $5.3 million and 6.0% at October 28, 1995 and $10 million and 5.1% at October 29, 1994, respectively. During the years ended October 28, 1995, October 29, 1994 and October 30, 1993, the average balance of mortgage related borrowings outstanding approximated $5 million, $91 million and $143 million, and the weighted annual average interest expense rates approximated 6.0%, 3.9%, and 3.4%, respectively.

At October 28, 1995, the average annual interest rate to be earned on the Mortgage Certificates approximated 8.0% as determined on a basis that interest rates do not change. The rate of interest on the Mortgage Certificates is adjustable based on general interest rate trends with certain maximums, including limits of 2% for annual interest rate changes and interest rate maximums of approximately 13%. The weighted average interest income rates earned on the Mortgage Certificates, net of amortization of premiums, approximated 7.4%, 5.0% and 5.8% during the years ended October 28, 1995, October 29, 1994 and October 30, 1993, respectively.

The Company sold approximately $1 million, $99 million and $13 million of Mortgage Certificates during the years ended October 28, 1995, October 29, 1994 and October 30, 1993, respectively.

NOTE 5 - SUBORDINATED DEBT

Subordinated debt and related interest payable through the balance sheet dates are summarized as follows (thousands of dollars):

                                          October 28,  October 29,
                                             1995         1994
                                            ------       ------
PNS 12-1/8% Senior Notes                  $  5,258     $  5,258
Interest payable on Senior Notes               504          187
                                           -------      -------
                                          $  5,762     $  5,445
                                           =======      =======

PSS 7-1/8% Debentures                     $ 22,920     $ 22,920
Interest payable on Debentures               2,107          479
                                           -------      -------
                                          $ 25,027     $ 23,399
                                           =======      =======



In July 1986, the Company completed three public securities offerings (the "Public Offerings"). PNS issued $150 million of Senior Notes (at a price of 98.6%) and PSS sold 3.25 million shares of its common stock and issued at par $150 million of Debentures convertible to PSS common stock at $19.68 per share (the conversion price is subject to adjustment in the case of dilution). Debt financing costs and the discount on the Senior Notes have been amortized over the term of the borrowings. PSS invested the net proceeds from its two offerings in PNS, in the form of a contribution to capital and an intercompany debenture between PNS and PSS (the "Intercompany Debenture") in the amount of $150 million with substantially the same interest rate and redemption provisions as the Debentures. At October 28, 1995, the Intercompany Debenture approximated $9 million.

As explained in Note 1, the Company is in default due to the non-payment of interest on the Senior Notes and Debentures. As a result, during the year ended October 28, 1995 the Company expensed remaining deferred financing costs and original issue discount.

The indenture governing the Senior Notes restricts the ability of PNS and its subsidiaries to pay dividends or make other payments to PSS. The Senior Notes indenture permits PNS to pay dividends to PSS in amounts sufficient to enable PSS to meet its obligations on the Debentures when due (to the extent payments are not made to PSS when due pursuant to the Intercompany Debenture), provided that no event of default (as defined in the Senior Notes indenture) has occurred and is continuing. PNS, like its parent company, has a stockholder's deficit.

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

The indentures for the Senior Notes and Debentures contain certain restrictive covenants which, among other things, limit dividends and similar distributions to stockholders, redemptions and retirements of the Company's equity, essentially prohibiting such transactions as of October 28, 1995, limit the Company's ability to incur debt, and restrict action and agreements by the Company that would prohibit dividends and similar distributions to the Company from its subsidiaries, and under certain conditions, require accelerated redemption payments.

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

Interest paid approximated $319,000, $8 million and $14 million during the years ended October 28, 1995, October 29, 1994 and October 30, 1993, respectively.


NOTE 6 - INVESTMENT IN PACIFIC ENTERPRISES COMMON STOCK

In June 1988, pursuant to an Agreement for the Purchase and Sale of Assets, subsidiaries of PNS (the "Sellers") sold substantially all of their assets, comprising the Sellers' entire retail operations, to Pacific Enterprises. In consideration for the sale of such assets, the Sellers received approximately
5.2 million shares of Pacific Enterprises common stock (the "PET Shares").

During the year ended October 30, 1993, the Company disposed of its remaining PET Shares and recorded a realized loss of approximately $40 million and a decrease in unrealized loss of approximately $42 million, representing the previously recognized unrealized loss for PET Shares sold during the year.

NOTE 7 - RELATIONSHIP WITH AFFILIATES

Prior to fiscal 1995, affiliates of Seacorp provided the Company with accounting, legal, tax and other services. Fees for services approximated $56,000 and $167,000 for the years ended October 29, 1994 and October 30, 1993, respectively.

NOTE 8 - INCOME TAXES

Due to losses reported for the year ended October 28, 1995, there was no provision for income taxes recorded. During each of the years ended October 29, 1994 and October 30, 1993, the Company recognized an income tax benefit as a result of income taxes provided on the extraordinary gain on early extinguishment of debt. The Company also recorded a provision for income taxes representing a charge in lieu of income taxes that would have been provided in the absence of net operating loss carryforwards. The income tax benefit resulting from utilization of net operating loss carryforwards is presented as an extraordinary item.

For income tax purposes, net operating loss carryforwards, which begin to expire in 2001, approximate $137 million, and capital loss carryforwards approximate $120 million, $115 million of which expire in 1997 and 1998. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which could be utilized.

NOTE 9 - STOCKHOLDERS' DEFICIT

There have been no changes in common stock or additional paid in capital since October 29, 1994. As a result of presenting October 28, 1995 financial statements on the liquidation basis, changes in components of stockholders' deficit are not presented. The Company's stockholders' deficit and the changes therein during the two years ended October 29, 1994, are summarized as follows (thousands of dollars):


                                                                                       Total
                                                        Additional                     Stock-
                                             Common       Paid-in     Accumulated      holders'
                                              Stock       Capital       Deficit        Deficit
                                             -------      -------       --------       -------
Balances at October 31, 1992                $ 19,474     $149,110      $(253,281)     $(84,697)
Net income                                                                47,454        47,454
                                             -------      -------       --------       -------

Balances at October 30, 1993                  19,474      149,110       (205,827)      (37,243)
Net income                                                                 9,568         9,568
                                             -------      -------       --------       -------

Balances at October 29, 1994                $ 19,474     $149,110      $(196,259)     $(27,675)
                                             =======      =======       ========       =======


NOTE 10 - Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data are as follows (thousands of dollars, except per share data):


                                                                  Fiscal quarters ended
                                                    ------------------------------------------------
                                                    October 28,   July 29,    April 29,  January 28,
                                                       1995         1995        1995        1995
                                                    -----------   ---------   --------   ---------
Loss from operations before income taxes and
 extraordinary items                               $   (513)     $   (556)  $   (862)   $   (626)
Estimated costs and interest during
 period of liquidation                               (1,674)
Increase in net liabilities                          (2,187)
Net loss                                                             (556)      (862)       (626)
Loss before extraordinary items per
 common share                                          (a)           (.03)      (.05)       (.03)
Net income (loss) per common share                     (a)           (.03)      (.05)       (.03)


(a) As explained in Note 3, per share information has not been presented on a liquidation basis.


                                                                  Fiscal quarters ended
                                                    ------------------------------------------------
                                                    October 29,   July 30,    April 30,  January 29,
                                                       1994         1994        1994        1994
                                                    -----------   ---------   --------   ---------
Income (loss) before extraordinary items             $  384      $   (996)  $   (812)   $   (717)
Extraordinary items:
  Gain on early extinguishment of debt                8,456
  Tax benefit resulting from utilization of net
   operating loss carryforwards                       3,253
Net income (loss)                                    12,093          (996)      (812)       (717)
Income (loss) before extraordinary items per
   common share                                         .02          (.05)      (.04)       (.04)
Net income (loss) per common share                      .62          (.05)      (.04)       (.04)


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


                                       Present Principal
                                    Occupation or Employment
Name and Position                        and Five Year
with the Company    Age               Employment History
-----------------   ---            --------------------------

Larry Chroman       44   Director of the  Company  since July 1991. President of
Director                 USA Global Link since July 1995  Co-manages investments
                         for the William Zimmerman family for more than five years.

James M. Lieb       45   Director of the Company since May 1989.  Executive Vice
Director                 President  of The  Trump  Group (a  private  investment
                         group) since October 1995 and Senior Vice President thereof for more than five years.


Gerald P. Nathanson 58   Director  of the  Company  since  October  1986.  Chief
Director                 Executive  Officer,  L.Luria  (a retail company)  since
                         January 1996.  Chief Executive Officer, US Holographics
                         (marketing company for holographic products) from April
                         1992 to December 1995.  Managing Director, C4 Marketing
                         (an import company) until January 1992.

Eddie Trump         49   Director of the Company  since May 1986.  President  of
Director                 The Trump Group for more than five years.

Pursuant to the terms of the Subscription and Stockholders' Agreement, dated May 7, 1986 (the "Stockholders' Agreement"), as amended as of November 25, 1987 (the "November 1987 Agreement" and, as amended, the "Amended Stockholders' Agreement"), between the Company's two major stockholders, Zimco and Seacorp, Seacorp was, subject to certain conditions, entitled to nominate as directors one-half the Company's Nonindependent Directors (as defined in the Company's Restated Certificate of Incorporation) plus one, and Zimco was entitled to nominate one-half the Nonindependent Directors minus one. Messrs. Lieb and Trump were nominees of Seacorp; Mr. Chroman was the nominee of Zimco. The Amended Stockholders' Agreement terminated in accordance with its terms on October 31, 1995. See the discussion under Item 13 - Certain Relationships and Related Transactions.

The Trump Group, of which Mr. Trump is a director and officer and Mr. Lieb is an officer, through affiliates controls Seacorp. See the discussion under Item 12 - Security Ownership of Certain Beneficial Owners and Management.

EXECUTIVE OFFICERS OF THE COMPANY

Since January 1995, the Company has no executive officers.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company has no employees or executive officers. There are currently no arrangements under which any officer or director of the Company will receive compensation for serving as such; however, other arrangements may be made in the future.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of December 1, 1995, information concerning the beneficial ownership of the common stock of the Company by (i) persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each of the directors of the Company and (iii) all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares. Unless otherwise specified, the address for all directors is the address of the Company's executive offices. The address for Messrs. Julius and Eddie Trump is the address set forth below for Seacorp. The address for Messrs. Larry Chroman and Christopher Podoll is the address set forth below for Zimmerman Retailing Group Limited.


                                        Amount and Nature
                                          of Beneficial     Percent
Name                                        Ownership      of Class
----                                        ---------      --------
Christopher Podoll (a)                      7,330,284        37.6%
Zimmerman Retailing Group Limited (a)       7,330,284        37.6%
 P.O. Box 948
 Route 2, Pleasant Plain Road
 Fairfield, IA 52556
Seacorp, Inc. (b)                           8,014,705        41.1%
 1511 6th Avenue
 Seattle, WA 98101
Eddie Trump (b)                             8,014,705        41.1%
Julius Trump (b)                            8,014,705        41.1%
All Directors and Executive Officers as
 a Group (4 persons) (c)                    8,014,705        41.1%


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

(b) According to the Schedule 13D, as amended, filed with the Commission by Julius Trump, Eddie Trump and Seacorp, Seacorp is, and Messrs. Julius and Eddie Trump may be deemed to be, the beneficial owner(s) of 8,014,705 shares of common stock. Such amount includes 8,079 shares issuable upon conversion of Debentures beneficially owned by an affiliate of Seacorp. As set forth in the Schedule 13D, Seacorp is a Delaware corporation and does not presently have any business other than the ownership of shares of common stock of the Company. Seacorp is indirectly controlled by Messrs. Julius and Eddie Trump.

(c) Assumes the conversion of all Debentures beneficially owned by an affiliate of Seacorp. Does not include shares owned by Zimco. Mr. Chroman, who is a director of the Company, is co- manager of investments for the William Zimmerman family and Mr. Podoll, who is also such a manager, is, as noted above, the sole executive officer and director of affiliates of Zimco.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

GENERAL. On May 7, 1986, Zimco, Seacorp and the Company entered into the Stockholders' Agreement. Under the Stockholders' Agreement, Zimco and Seacorp exchanged all of their common stock in Pay'n Save for all of the issued and outstanding Common Stock of the Company. Subsequently, in consideration of Seacorp causing to be made available short-term borrowing facilities aggregating $20 million to the Company, Seacorp, Zimco and certain related parties entered into an agreement amending the Stockholders' Agreement (the "November 1987 Amendment") in certain respects. In connection with the November 1987 Amendment, the parent of Seacorp guaranteed Company borrowings by Pay'n Save under such short-term borrowing facilities (which have since expired) in an amount up to $15 million.

The Stockholders' Agreement and the November 1987 Amendment were entered into by Seacorp and Zimco and certain of its related parties on their own behalf and on behalf of their respective permitted transferees, for the exclusive benefit of Seacorp and its permitted transferees (the "Seacorp Group"), and Zimco and its permitted transferees and certain of its related parties (the "Zimco Group"). The Stockholders' Agreement, as amended by the November 1987 Amendment, terminated in accordance with its terms on October 31, 1995.

The November 1987 Amendment contains certain indemnities in favor of (and for the benefit of) the Company which remain effective.

Pursuant to separate agreements, the Company has granted certain registration rights to each group and certain of each group's transferees, including Zimco, with respect to the shares of common stock acquired pursuant to the Stockholders' Agreement.

NOMINATION OF DIRECTORS. The Stockholders' Agreement had provided that each group would nominate and vote for an equal number of nominees on the Company's Board of Directors and vote as stockholders in favor of each matter previously approved by a majority of the directors nominated by Zimco and Seacorp and vote against each matter not so approved. The November 1987 Amendment amended the Stockholders' Agreement to provide that so long as Julius or Eddie Trump or their affiliates or certain related parties and certain other designated parties (collectively, the "Trump Group") remained the beneficial owners, directly or indirectly, of at least a majority of the shares of common stock owned by Seacorp as of November 25, 1987, Seacorp would be entitled to nominate as directors one-half the number of Nonindependent Directors plus one and Zimco would be entitled to nominate one-half the number of Nonindependent Directors minus one, and that at all times at least four seats on the Company's Board of Directors would be reserved for Nonindependent Directors. The Stockholders' Agreement, as amended, terminated in accordance with its terms on October 31, 1995. Consequently, the Company's two major stockholders, Zimco and Seacorp, are no longer obligated to nominate and vote for each other's nominees to the Company's Board of Directors, or to vote as stockholders in favor of each matter previously approved by a majority of the directors nominated by Zimco and Seacorp.

The Company's Certificate of Incorporation provides that actions by the Company's Board of Directors generally require the affirmative vote of that number of directors equal to the sum of (i) the number of Independent Directors (as defined) plus (ii) a majority of the Nonindependent Directors.

CERTAIN VOTING ARRANGEMENTS. The November 1987 Amendment provided that Seacorp and the Zimco Group would use their best efforts to cause the Seacorp Directors and the Zimco Directors to vote against any issuance of capital stock of the Company or its subsidiaries (i) to any affiliate of Seacorp unless the Zimco Group was first offered the opportunity to purchase a portion of such shares pro rata in accordance with their then ownership of shares of common stock, for the same consideration that was to be paid by such affiliate, or (ii) to any entity not affiliated with Seacorp without the consent or approval of the holders of a majority of the outstanding shares of common stock, subject in each case to waiver by the Zimco Directors. This voting arrangement terminated on October 31, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a compensation or similar committee.

                           PART IV. OTHER INFORMATION

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)  See the section  entitled "Index to Financial  Statements"  appearing under
     Item 8 of this Annual Report on Form 10-K.

(b)  Not applicable

(c)  Exhibits:

     3.1       Restated Certificate of              Incorporated by reference
               Incorporation of Pay'n Save Inc.     from Exhibit 3.1  to the
                                                    Registration Statement on
                                                    Form S-1 (File No. 33-5560)
                                                    of the Company (the
                                                    "Registration Statement").

     3.2       Certificate of Amendment of          Incorporated by reference
               Certificate of Incorporation         from Exhibit 3.2 to the
               of Pay'n Save Inc.                   Registration Statement.

     3.3       Certificate of Amendment of          Incorporated by reference
               Certificate of Incorporation         from Exhibit 3.1 to
               of Pay'n Save Inc.                   Quarterly Report on Form
                                                    10-Q for the quarter ended
                                                    July 30, 1988.

     3.4       Certificate of Amendment of          Incorporated by reference
               Certificate of Incorporation         from Exhibit 3.4 to the
               of PSS, Inc.                         Annual Report on Form 10-K
                                                    for the year ended October
                                                    31, 1992.

     3.5       By-Laws of Pay'n Save Inc.           Incorporated by reference
                                                    from Exhibit 3.3 to the
                                                    Registration Statement.

     4.1       Indenture between Pay'n Save         Incorporated by reference
               Inc. and United States Trust         from Exhibit 4.1
               Company of New York, as Trustee,     to the
                relating to the 7-1/8% Con-         Registration Statement.
                vertible Debentures due July 15,
                2006 (including the form of
                Convertible Debenture).

      4.2       First Supplemental Indenture be-    Incorporated by reference
                tween Pay'n Save Inc., and          from Exhibit 4.1 to the
                United States Trust Company of      Quarterly Report on Form
                New York as Trustee, relating       10-Q for the quarter ended
                to the 7-1/8% Convertible De-       April 30, 1988.
                bentures due July 15, 2006.


      4.3       Indenture between PNS Inc. and      Incorporated by reference
                Norwest Bank Minneapolis, Nat-      from Exhibit 4.1 to the
                ional Association as Trustee,       Registration Statement on
                relating to the 12-1/8% Senior      Form S-1 (File No. 33-5591)
                Subordinated Notes due July 15,     of PNS Inc.
                1996 (including the form of
                Senior Subordinated Note).

      4.4       First Supplemental Indenture be-    Incorporated by reference
                tween PNS Inc., and Norwest Bank    from Exhibit 4.2 to the
                Minnesota, National Association     Quarterly Report on Form
                as Trustee, relating to the         10-Q for the quarter ended
                12-1/8% Senior Subordinated         April 30, 1988.
                Notes due July 15, 1996.

     10.1       Subscription and Stockholders'      Incorporated by reference
                Agreement, dated as of May 7,       from Exhibit 2.3 to the
                1986, by and among Zimmerman        Registration Statement.
                Retailing Group Limited,
                Seacorp, Inc. and Pay'n Save Inc.

     10.2       Amended Stockholders' Agreement     Incorporated by reference
                between Pay'n Save Inc., Seacorp,   from Exhibit 10.25 to the
                Inc., Zimmerman Retailing Group     Annual Report on Form 10-K
                Limited and related parties dated   for the year ended October
                November 25, 1987.                  31, 1987.

     10.3       Registration Rights Agreement,      Incorporated by reference
                dated as of May 7, 1986, by         from Exhibit 10.7 to the
                and among Pay'n Save Inc.,          Registration  Statement.
                Seacorp, Inc. and Zimmerman
                Retailing Group Limited.

     10.4       Agreement for purchase and sale     Incorporated by reference
                of assets by and among Pay'n        from Exhibit 2.1 to
                Save Stores, Inc., The Bi-Mart

                Company, Pay'n Save Drugs Inc.      Form 8-K dated May 13, 1988.
                and Thrifty Corporation, dated
                as of May 12, 1988.

     10.5       Letter Agreement dated              Incorporated by reference
                February 9, 1990 by and among       from Exhibit (i) to the
                PSSC Inc. and Bear Stearns &        Quarterly Report on Form
                Co., Inc. for the purchase and      10-Q for the quarter ended
                financing of adjustable-rate        February 3, 1990.
                mortgages.


     10.6       Agreements dated as of              Incorporated by reference
                January 14, 1993 with respect       from Exhibit 10.7 to the
                to the acquisition by PSS, Inc.     Annual Report on Form
                and PNS Inc. of up to $64.475       10-K for the year ended
                million of Senior Notes and         October 31, 1992.
                $14 million of Debentures.


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


                                          PSS, INC.
                                          (Registrant)




Date:  January 26, 1996                   By: /s/ James Lieb
       -----------------                     -------------------
                                             James M. Lieb, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Date             Title               Signature
           ---
January 26, 1996            Director            By: /s/ Larry Chroman
                                                   ---------------------------
                                                   Larry Chroman


January 26, 1996            Director            By: /s/ James M. Lieb
                                                   ---------------------------
                                                   James M. Lieb


January 26, 1996            Director            By: /s/ Gerald Nathanson
                                                   ---------------------------
                                                   Gerald Nathanson


January 26, 1996            Director            By:/s/ Eddie Trump
                                                   ---------------------------
                                                   Eddie Trump