Form 10-Q
period 1996-01-27
PSS INC
filed 1996-03-11
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 27, 1996
                                   -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________
-----------------------------------------------------------------
For Quarter ended  January 27, 1996  Commission file number 0-14900

                                    PSS, Inc.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     91-1335798
   -----------------------------                       -----------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

    1511 Sixth Avenue, Seattle, WA                           98101
   --------------------------------                    -----------------
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code) (206) 621-6938


      --------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X    No
                                       ---       ---
The number of shares of common stock outstanding as of March 1, 1996: 19,473,728.

                                      INDEX


                                                                           Page
PART I. FINANCIAL INFORMATION

     1.        Financial Statements                                         3

     2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9


PART II.  OTHER INFORMATION

     1.        Legal Proceedings                                           (a)

     2.        Changes in Securities                                       (a)

     3.        Defaults Upon Senior Securities                             11

     4.        Submission of Matters to a Vote of Security Holders         (a)

     5.        Other Information                                           (a)

     6.        Exhibits and Reports on Form 8-K                            (a)























-------------------------------------------------------------------
(a) These items are inapplicable or have a negative response and have therefore been omitted.

                                    PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                               (LIQUIDATION BASIS)
                                   (unaudited)
                             (thousands of dollars)



                                                           January 27,    October 28,
                                                               1996           1995
                                                           -----------    -----------

Assets:
  Cash and short-term investments                       $        31     $        11
  Investment in mortgage certificates                         5,485           5,840
  Accrued interest receivable                                    73              76
                                                            -------         -------
           Total assets                                       5,589           5,978
                                                            -------         -------

Liabilities:
  Borrowings under mortgage certificate
   financing agreement                                  $     4,947     $     5,278
  Accounts payable and accrued liabilities                       90              92
  Reserve for estimated costs during
   period of liquidation                                         45              50
  PNS 12-1/8% senior notes                                    5,258           5,258
  Interest payable on PNS notes                                 663             504
  Reserve for interest on PNS notes during
   period of liquidation                                        297             456
  PSS 7-1/8% debentures                                      22,920          22,920
  Interest payable on PSS debentures                          2,514           2,107
  Reserve for interest on PSS debentures
   during period of liquidation                                 761           1,168
                                                            -------         -------

Total liabilities                                            37,495          37,833
                                                            -------         -------

Net Liabilities                                         $   (31,906)    $   (31,906)
                                                            =======         =======













                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
              CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES
                               (LIQUIDATION BASIS)
           Consolidated Statement of Operations (Going Concern Basis)
                                   (unaudited)
                             (thousands of dollars)



                                                        Three months ended
                                                    ---------------------------
                                                    January 27,     January 28,
                                                         1996           1995
                                                    ------------   --------------
                                                    (Liquidation   (Going Concern
                                                        Basis)          Basis)

Investment income                                    $    113        $    133

Interest expense                                         (646)           (731)

General and administrative expense                        (33)            (28)

Decrease in estimated costs and interest
 during period of liquidation                             566
                                                     --------        --------
Change in Net Liabilities                            $     --
                                                     ========
Net loss                                                             $   (626)
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

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (thousands of dollars)

                                                                 Three months ended
                                                            ----------------------------
                                                            January 27,      January 28,
                                                                1996             1995
                                                            -----------      -----------
Cash flows from operating activities:
 Change in Net Liabilities                                   $     --
 Net loss                                                                     $   (626)
 Adjustments to reconcile to net cash flows
  from operating activities:
    Amortization                                                                    64
    Decrease in estimated costs and interest
     during period of liquidation                                (566)
    Increase in accrued interest payable                          566              566
    Other                                                          44               34
                                                              -------          -------

   Net cash provided (used) by operating activities               (44)              38
                                                              -------          -------

Cash flows from investing activities:
 Proceeds from sale of mortgages                                4,426
 Principal repayments on mortgage certificates                    355              447
                                                              -------          -------

   Net cash provided by investing activities                      355            4,873
                                                              -------          -------

Cash flows from financing activities:
  Repayment of mortgage certificate borrowings                   (331)          (4,596)
                                                              -------          -------

    Net cash used by financing activities                        (331)          (4,596)
                                                              -------          -------

Net increase in cash and short-term
  investments                                                      20              315

Cash and short-term investments -
 beginning of period                                               11               45
                                                              -------          -------
Cash and short-term investments -
 end of period                                              $      31        $     360
                                                              =======          =======




                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 27, 1996


NOTE 1 - THE COMPANY
--------------------

The consolidated financial statements of PSS, Inc. ("PSS") include its direct subsidiary, PNS Inc. ("PNS") and its subsidiary PSSC, Inc. ("PSSC"), collectively, the "Company". The Company, through PSSC, owns pass-through and participation certificates issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. The principal obligations of the Company are PSSC borrowings secured by Mortgage Certificates, PNS 12-1/8% Senior
Subordinated Notes due July 15, 1996 (the "Senior Notes") and PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures").

The Company failed to pay interest due January 15, 1995, July 15, 1995 and January 15, 1996 on its Debentures and such default continues. However, the trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and January 15, 1996 and such default has continued beyond the 30 day "grace" period. Claiming that PNS is in default because it is "unable to pay its debts as the same become due" and due to its failure to make the July 15, 1995 interest payment, the trustee for the Senior Notes has accelerated and declared the principal and interest on the Senior Notes immediately due and payable. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. Although the Company has not yet received a proposal, it has been contacted by the representative of such holders and anticipates that such a proposal will be forthcoming. In the interim, the trustee has taken no legal action with respect to the default.

At   January   27,  1996,   the  Company   had   assets   of $5.59  million  and
liabilities secured by such assets of $5.04 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At January 27, 1996, approximately $5.26 million
of   Senior   Notes   and    $22.92    million   of   Debentures

--------------------------------

remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

The financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating results for the interim periods reported. The financial statements should be read in conjunction with the audited, annual financial statements for the year ended October 28, 1995, included in the Company's Annual Report on Form 10-K.


NOTE 2 - LIQUIDATION BASIS OF ACCOUNTING
----------------------------------------

The consolidated financial statements for the first quarter of fiscal 1995 were prepared on a going concern basis of accounting. Effective October 28, 1995, the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

The liquidation basis of accounting requires the determination of significant estimates and judgments. A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

           * The Senior Notes July 15, 1996 due date has been utilized as the liquidation date.

           * Mortgage Certificates and related interest receivable are stated at estimated market value.

           * Borrowings secured by Mortgage Certificates are stated at face value.

           * The reserve for estimated costs during the period of liquidation represents estimates of costs (primarily trustee and legal fees), to be incurred in the future to the liquidation date.

----------------------------------------------------

           * Net estimated interest income to be earned on Mortgage Certificates in excess of interest expense on related borrowings is considered in determining the reserve for estimated costs during the period of liquidation.

           * Senior Notes and Debentures and related interest accrued through January 27, 1996 are stated at face value.

           * The reserve for interest during the period of liquidation represents interest on Senior Notes and Debentures for the period from January 28, 1996 to July 15, 1996.

All of the above estimates and judgments may be subject to change as facts and circumstances change. Similarly, actual costs and expenses may differ significantly depending on a number of factors, particularly the length of the liquidation period.


NOTE 3 - INCOME TAXES
---------------------

As a result of losses for each of the interim periods, there was no provision for income taxes recorded.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At January 27, 1996, the Company's principal assets consisted of approximately $5.5 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At January 27, 1996, the Company had assets of $5.59 million and liabilities secured by such assets of $5.04 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At January 27, 1996, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay the interest due January 15, 1995, July 15, 1995 and January 15, 1996 on its Convertible Debentures and such default continues. However, the trustee for the Convertible Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and January 15, 1996 and such default has continued beyond the 30 day "grace" period. Claiming that PNS is in default because it is "unable to pay its debts as the same become due" and due to its failure to make the July 15, 1995 interest payment, the trustee for the Senior Notes has accelerated and declared the principal and interest on the Senior Notes immediately due and payable. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. Although the Company has not yet received a proposal, it has been contacted by the representative of such holders and anticipates that such a proposal will be forthcoming. In the interim, the trustee has taken no legal action with respect to the default.

-------------------------------------------

The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service of Senior Notes and Debentures.

RESULTS OF OPERATIONS
---------------------

     Interest income
     ---------------
Interest income decreased during the three months ended January 27, 1996 as compared to the prior year period as a result of a declining investment in Mortgage Certificates.

     Interest expense
     ----------------
Interest expense decreased during the three months ended January 27, 1996 as compared to the prior year period primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and January 15, 1996 and such default has continued beyond the 30 day "grace" period. Claiming that PNS is in default because it is "unable to pay its debts as the same become due" and due to its failure to make the July 15, 1995 interest payment, the trustee for the Senior Notes has accelerated and declared the principal and interest on the Senior Notes immediately due and payable. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. Although the Company has not yet received a proposal, it has been contacted by the representative of such holders and anticipates that such a proposal will be forthcoming. In the interim, the trustee has taken no legal action with respect to the default.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

           (a)       Exhibits - none filed with this report.

           (b)       None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               PSS, INC.
                                               (Registrant)




Date:     March 11, 1996                       By:  /s/ James Lieb
                                                  --------------------------
                                                  James M. Lieb, Director