Form 10-Q
period 1996-04-27
PSS INC
filed 1996-06-11
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 27, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
- --------------------------------------------------------------------------------

For Quarter ended  April 27, 1996               Commission file number 0-14900
                   --------------                                      -------
                                    PSS, Inc.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       91-1335798
             --------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

    1511 Sixth Avenue, Seattle, WA                             98101
    ------------------------------                             -----
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code) (206) 621-6938
                                                     --------------


- --------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

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

The number of shares of common stock outstanding as of June 1, 1996: 19,473,728.

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

                                    PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                               (LIQUIDATION BASIS)
                                   (unaudited)
                             (thousands of dollars)



                                                        April 27,    October 28,
                                                            1996          1995
                                                         --------      --------

Assets:
  Cash and short-term investments                        $     82      $     11
  Investment in mortgage certificates                       5,464         5,840
  Accrued interest receivable                                  73            76
                                                         --------      --------

           Total assets                                     5,619         5,927
                                                         --------      --------

Liabilities:
  Borrowings under mortgage certificate
   financing agreement                                   $  4,959      $  5,278
  Accounts payable and accrued liabilities                    113            92
  Reserve for estimated costs during
   period of liquidation                                       40            50
  PNS 12-1/8% senior notes                                  5,258         5,258
  Interest payable on PNS notes                               822           504
  Reserve for interest on PNS notes during
   period of liquidation                                      138           456
  PSS 7-1/8% debentures                                    22,920        22,920
  Interest payable on PSS debentures                        2,921         2,107
  Reserve for interest on PSS debentures
   during period of liquidation                               354         1,168
                                                         --------      --------

Total liabilities                                          37,525        37,833
                                                         --------      --------

Net Liabilities                                          $(31,906)     $(31,906)
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


                                                          Three months ended
                                                        ----------------------
                                                       April 27,       April 29,
                                                         1996            1995
                                                        ------          ------
                                                    (Liquidation  (Going Concern
                                                         Basis)        Basis)

Investment income                                        $   114        $   110

Interest expense                                            (638)          (723)

Write off of Deferred Financing Cost
  and OID                                                                  (226)

General and administrative expense                           (25)           (23)

Decrease in estimated costs and interest
 during period of liquidation                                549
                                                         -------        -------

Change in Net Liabilities                                $     0
                                                         =======

Net loss                                                                $  (862)
                                                                        =======


                                                            Six Months ended
                                                        ----------------------
                                                       April 27,       April 29,
                                                         1996            1995
                                                        ------          ------
                                                    (Liquidation  (Going Concern
                                                         Basis)        Basis)

Investment income                                        $   227        $   243

Interest expense                                          (1,284)        (1,454)

Write off of Deferred Financing Cost
  and OID                                                                  (226)

General and administrative expense                           (58)           (51)

Decrease in estimated costs and interest
 during period of liquidation                              1,115
                                                         -------        -------

Change in Net Liabilities                                $     0
                                                         =======

Net loss                                                                $(1,488)
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

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (thousands of dollars)

                                                              Six months ended
                                                              ----------------
                                                             April 27, April 29,
                                                               1996      1995
                                                             --------   -------

Cash flows from operating activities:
 Change in Net Liabilities                                  $     0
 Net loss                                                               $(1,488)
 Adjustments to reconcile to net cash flows
  from operating activities:
   Amortization                                                             127
   Write off of deferred financing cost and OID                             226
   Decrease in reserve for interest
    during period of liquidation                             (1,132)
   Increase in accrued interest payable                       1,132         813
   Other                                                         14          23
                                                            -------     -------

   Net cash provided (used) by operating activities              14        (299)
                                                            -------     -------

Cash flows from investing activities:
 Proceeds from sale of mortgages                                          4,426
 Principal repayments on mortgage certificates                  376         472
                                                            -------     -------

   Net cash provided by investing activities                    376       4,898
                                                            -------     -------

Cash flows from financing activities:
  Repayment of mortgage certificate borrowings                 (319)     (4,634)
                                                            -------     -------

    Net cash used by financing activities                      (319)     (4,634)
                                                            -------     -------

Net increase (decrease) in cash and short-term
  investments                                                    71         (35)

Cash and short-term investments -
 beginning of period                                             11          45
                                                            -------     -------
Cash and short-term investments -
 end of period                                              $    82     $    10
                                                            =======     =======









                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                 April 27, 1996




NOTE 1 - The Company
- --------------------

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

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and January 15, 1996 and such default continues. Claiming that PNS is in default because it is "unable to pay its debts as the same become due" and due to its failure to make the July 15, 1995 interest payment, the trustee for the Senior Notes has accelerated and declared the principal and interest on the Senior Notes immediately due and payable. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders, together with their counsel, are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. Although the Company has not yet received such proposal, it has been contacted by the representative of such holders and anticipates that such a proposal will be forthcoming. In the interim, the trustee has taken no legal action with respect to the default.

- --------------------------------

At April 27, 1996, the Company had assets of $5.62 million and liabilities secured by such assets of $5.07 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At April 27, 1996, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

The financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating results for the interim periods reported. The financial statements should be read in conjunction with the audited, annual financial statements for the year ended October 28, 1995, included in the Company's Annual Report on Form 10-K.


NOTE 2 - Liquidation Basis of Accounting
- ----------------------------------------

The consolidated financial statements for the first and second quarters of fiscal 1995 were prepared on a going concern basis of accounting. Effective October 28, 1995, the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

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

- ----------------------------------------------------

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

          * Senior Notes and Debentures and related interest accrued through April 27, 1996 are stated at face value.

          * The reserve for interest during the period of liquidation represents interest on Senior Notes and Debentures for the period from April 28, 1996 to July 15, 1996.

All of the above estimates and judgments may be subject to change as facts and circumstances change. Similarly, actual costs and expenses may differ significantly depending on a number of factors, particularly the length of the liquidation period.


NOTE 3 - Income Taxes
- ---------------------

As a result of losses for each of the interim periods, there was no provision for income taxes recorded.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

At April 27, 1996, the Company's principal assets consisted of approximately $5.5 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At April 27, 1996, the Company had assets of $5.62 million and liabilities secured by such assets of $5.07 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At April 27, 1996, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay the interest due January 15, 1995, July 15, 1995 and January 15, 1996 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and January 15, 1996 and such default continues. Claiming that PNS is in default because it is "unable to pay its debts as the same become due" and due to its failure to make the July 15, 1995 interest payment, the trustee for the Senior Notes has accelerated and declared the principal and interest on the Senior Notes immediately due and payable. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders, together with their counsel, are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. Although the Company has not yet received such proposal, it has been contacted by the representative of such holders and anticipates that such a proposal will be forthcoming. In the interim, the trustee has taken no legal action with respect to the default.

- -------------------------------------------

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

Results of Operations
- ---------------------

     Interest income
     ---------------

Interest income decreased during the six months ended April 27, 1996 as compared to the prior year period as a result of a declining investment in Mortgage Certificates. Interest income increased during the three months ended April 27, 1996 as compared to the prior year period as a result of higher interest rates more than offsetting a declining investment.

     Interest expense
     ----------------

Interest expense decreased during the three and six months ended April 27, 1996 as compared to the prior year periods, primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred.

ITEM 3 - Defaults Upon Senior Securities
         -------------------------------

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and January 15, 1996 and such default has continued beyond the 30 day "grace" period. Claiming that PNS is in default because it is "unable to pay its debts as the same become due" and due to its failure to make the July 15, 1995 interest payment, the trustee for the Senior Notes has accelerated and declared the principal and interest on the Senior Notes immediately due and payable. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders, together with their counsel, are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. Although the Company has not yet received such proposal, it has been contacted by the representative of such holders and anticipates that such a proposal will be forthcoming. In the interim, the trustee has taken no legal action with respect to the default.



ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

          (a)       Exhibits - none filed with this report.

          (b)       None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          PSS, INC.
                                          (Registrant)




Date: June 11, 1996                       By:  /s/ James M. Lieb
                                               -----------------------
                                               James M. Lieb, Director