Form 10-Q
period 1996-07-27
PSS INC
filed 1996-09-10
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 27, 1996
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

- --------------------------------------------------------------------------------

For Quarter ended  July 27, 1996  Commission file number 0-14900
                   -------------                         -------
                                    PSS, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         91-1335798
  -------------------------------                          ----------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

    1511 Sixth Avenue, Seattle, WA                               98101
- ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code) (206) 621-6938

        -----------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  [X]    No  [_]

The number of shares of common stock outstanding as of September 1, 1996: 19,473,728.

                                      INDEX


                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

           1.        Financial Statements                                   3

           2.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   10


PART II.  OTHER INFORMATION

           1.        Legal Proceedings                                    (a)

           2.        Changes in Securities                                (a)

           3.        Defaults Upon Senior Securities                       12

           4.        Submission of Matters to a Vote of Security Holders  (a)

           5.        Other Information                                    (a)

           6.        Exhibits and Reports on Form 8-K                     (a)












- -------------------------------------------------------------------

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                                    PSS, INC.
                   Consolidated Statements of Net Liabilities
                               (Liquidation Basis)
                                   (unaudited)
                             (thousands of dollars)


                                                          July 27,   October 28,
                                                           1996          1995
                                                         --------      --------

Assets:
  Cash and short-term investments                        $     62      $     11
  Investment in mortgage certificates                       5,355         5,840
  Accrued interest receivable                                  68            76
                                                         --------      --------

           Total assets                                     5,485         5,927
                                                         --------      --------

Liabilities:
  Borrowings under mortgage certificate
   financing agreement                                   $  4,830      $  5,278
  Accounts payable and accrued liabilities                    110            92
  Reserve for estimated costs during
   period of liquidation                                       38            50
  PNS 12-1/8% senior notes                                  5,258         5,258
  Interest payable on PNS notes                               981           504
  Reserve for interest on PNS notes during
   period of liquidation                                     --             456
  PSS 7-1/8% debentures                                    22,920        22,920
  Interest payable on PSS debentures                        3,329         2,107
  Reserve for interest on PSS debentures
   during period of liquidation                              --           1,168
                                                         --------      --------

Total liabilities                                          37,466        37,833
                                                         --------      --------

Net Liabilities                                          $(31,981)     $(31,906)
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


                                                      Three months ended
                                                      ------------------
                                                   July 27,         July 29,
                                                     1996             1995
                                                 ------------     ------------
                                                 (Liquidation     (Going Concern
                                                     Basis)           Basis)

Investment income                                   $  85             $ 119

Interest expense                                     (636)             (657)

General and administrative expense                    (45)              (18)

Decrease in estimated costs and interest
 during period of liquidation                         521
                                                    -----             -----

Increase in Net Liabilities                         $ (75)
                                                    =====

Net loss                                                              $(556)
                                                                      =====


                                                      Nine  months ended
                                                      ------------------
                                                   July 27,         July 29,
                                                     1996             1995
                                                 ------------     ------------
                                                 (Liquidation     (Going Concern
                                                     Basis)           Basis)

Investment income                                   $   312         $   362

Interest expense                                     (1,920)         (2,111)

Write off of Deferred Financing Cost
  and OID                                              --              (226)

General and administrative expense                     (103)            (69)

Decrease in estimated costs and interest
 during period of liquidation                         1,636
                                                    -------         -------
Increase in Net Liabilities                         $   (75)
                                                    =======

Net loss                                                            $(2,044)
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

                                    PSS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (thousands of dollars)

                                                             Nine months ended
                                                             -----------------
                                                            July 27,    July 29,
                                                             1996        1995
                                                            -------     -------

Cash flows from operating activities:
 Increase in Net Liabilities                                $   (75)
 Net loss                                                               $(2,044)
 Adjustments to reconcile to net cash flows
  from operating activities:
   Amortization                                                --          127
   Write off of deferred financing cost and OID                --          226
   Decrease in reserve for interest
    during period of liquidation                             (1,636)
   Increase in accrued interest payable                       1,699      1,379
   Other                                                         46         19
                                                            -------    -------

   Net cash provided (used) by operating activities              34        (293)
                                                            -------    -------

Cash flows from investing activities:
 Proceeds from sale of mortgages                                         4,426
 Principal repayments on mortgage certificates                  465        497
                                                            -------    -------

   Net cash provided by investing activities                    465       4,923
                                                            -------     -------

Cash flows from financing activities:
  Repayment of mortgage certificate borrowings                 (448)     (4,651)
                                                            -------     -------

    Net cash used by financing activities                      (448)     (4,651)
                                                            -------     -------

Net increase (decrease) in cash and short-term
  investments                                                    51         (21)

Cash and short-term investments -
 beginning of period                                             11          45
                                                            -------     -------
Cash and short-term investments -
 end of period                                              $    62     $    24
                                                            =======     =======






                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                  July 27, 1996


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

The Company failed to pay interest due January 15, 1995, July 15, 1995, January 15, 1996 and July 15, 1996 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and January 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders, together with their counsel, are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. The Company has met with the representative of such holders and is in the process of exploring a possible restructuring. In the interim, the trustee has taken no legal action with respect to the default.

- --------------------------------

At July 27, 1996, the Company had assets of $5.49 million and liabilities secured by such assets of $4.94 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At July 27, 1996, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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


NOTE 2 - Liquidation Basis of Accounting
- ----------------------------------------

The consolidated financial statements for the first three quarters of fiscal 1995 were prepared on a going concern basis of accounting. Effective October 28, 1995, the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

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

          * Senior Notes and Debentures and related interest accrued through July 27, 1996 are stated at face value.

          * The reserve for interest during the period of liquidation represents interest on Senior Notes and Debentures for the period from October 28, 1995 to July 15, 1996.

All of the above estimates and judgments may be subject to change as facts and circumstances change. Similarly, actual costs and expenses may differ significantly depending on a number of factors, particularly the length of the liquidation period.

As described above and in the Company's October 28, 1995 audited finanical statements included in the Company's Annual Report on Form 10-K, the liquidation data utilized for purposes of presenting liquidation basis financial statements has been July 15, 1996, the Senior Notes due date. In accordance with principles followed when presenting liquidation basis financial statements, costs and expenses are accrued through the liquidation date. Inasmuch as the liquidation date, July 15, 1996, has past, to the extent that costs and expenses continue, such amounts relating to periods subsequent to July 15, 1996 would increase the Company's net liabilities from the $31.9 million reported since October 28, 1995.

Liquidation reserves recorded at October 28, 1995 were estimates of costs and expenses, net of investment income, to be incurred or accrued through July 15, 1996. Total recorded reserves were $1.62 million for interest on Senior Notes and Debentures and $50,000 for general and administrative costs, net of investment income. Interest expense on Senior Notes and Debentures for the period July 16 through July 27 approximates $75,000, and, as a result of accruing interest payable and recording interest expense, net liabilities as reported in the Company's financial statements increased by such amount. During the liquidation period, estimated expenses have reasonably approximated amounts incurred and accrued. Net investment income during the liquidation period has exceeded the amount estimated due to favorable interest rate market conditions. The effect of net investment income exceeding amounts estimated and, to a lesser extent, recorded expenses being less than estimated, the Company still has a reserve for estimated costs during the period of liquidation remaining at July 27, 1996.

In the absence of actions taken with respect to Senior Notes and Debentures and due to the close proximity of the July 15, 1996 liquidation date to the Company's July 27, 1996 third quarter reporting period date, the Company has not revised the liquidation date for purposes of presenting July 27, 1996 financial statements. To the extent of interest on Senior Notes and Debentures for the period beyond the liquidation date, approximately $75,000, such amount has been recorded and has resulted in reporting an increase in net liabilities over the amount reported since the Company's fiscal year end. No effect on net liabilities has been reported relating to other costs and expenses, net of investment income, as the initially recorded reserve has, through the reporting date, been sufficient to provide for such net amounts. The Company intends to readdress the determination of a liquidation date to be utilized in its financial statements in connection with its 1996 fiscal year end.


NOTE 3 - Income Taxes
- ---------------------

As a result of losses for each of the interim periods, there was no provision for income taxes recorded.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

At July 27, 1996, the Company's principal assets consisted of approximately $5.4 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At July 27, 1996, the Company had assets of $5.49 million and liabilities secured by such assets of $4.94 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At July 27, 1996, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay the interest due January 15, 1995, July 15, 1995, January 15, 1996 and July 15, 1996 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and January 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders, together with their counsel, are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. The Company has met with the representative of such holders and is in the process of exploring a possible restructuring. In the interim, the trustee has taken no legal action with respect to the default.

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

Results of Operations
- ---------------------

     Interest income
     ---------------

Interest income decreased during the three and nine months ended July 27, 1996 as compared to the prior year periods as a result of a declining investment in Mortgage Certificates, which was offset somewhat due to modestly higher interest rates earned.

     Interest expense
     ----------------

Interest expense decreased during the three and nine months ended July 27, 1996 as compared to the prior year periods, primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred.

ITEM 3 - Defaults Upon Senior Securities
- ----------------------------------------

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995 and January 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. The trustee has since been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders, together with their counsel, are in the process of developing a proposal to the Company and PNS and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. The Company has met with the representative of such holders and is in the process of exploring a possible restructuring. In the interim, the trustee has taken no legal action with respect to the default.


ITEM 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

          (a)       Exhibits - none filed with this report.

          (b)       None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     PSS, INC.
                                                     (Registrant)




Date:  September 10, 1996                            By: /s/  Mark Todes
                                                         ---------------------
                                                         Mark Todes, President