Form 10-K
period 1996-11-02
PSS INC
filed 1997-01-31
CIK 793322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      November 2, 1996

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________
--------------------------------------------------------------------------------

Commission file number        0-14900
                           -----------------

                                    PSS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               91-1335798
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     P.O. Box 21186, Seattle, WA                                   98111-3186
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code)        (206) 901-3790
                                                            ---------------
                       1511 Sixth Avenue, Seattle WA 98101
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
  Common stock - $1.00 par value
  7-1/8% Convertible Debentures due July 15, 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of December 1, 1996: $270,000.

The  number of shares  of common  stock  outstanding  as of  November  2,  1996:
19,473,728.

Documents incorporated by reference:  None.

                                     PART I

ITEM 1 - BUSINESS
-----------------

PSS, Inc. ("PSS"), through its wholly owned subsidiary, PNS Inc. ("PNS"), owns PSSC Inc. ("PSSC"); together, PSS, PNS and PSSC are referred to collectively as the "Company".

The Company owns pass-through and participation certificates issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. At November 2, 1996, the Company's principal assets consisted of approximately $5.25 million of Mortgage Certificates from which interest income is earned. The Mortgage Certificates are financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing"). The principal obligations of the Company are the Mortgage Financing borrowings, the PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and the PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures"), upon which interest expense is incurred.

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

ITEM 2 - PROPERTIES
-------------------

As a result of the Asset Sale, the Company disposed of all its properties.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

In the opinion of management, there are no material legal proceedings pending to which the Company is a party or of which any of its assets is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
--------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

MARKET INFORMATION

The Company's common stock is traded over-the-counter. The high and low prices for the stock by quarter for the two years ended November 2, 1996 were as follows:

     Quarter ended                                  High                Low
     -------------                                  ----                ---
           January 27, 1995                         .02                 .01
           April 28, 1995                           .04                 .01
           July 28, 1995                            .04                 .01
           October 28, 1995                         .02                 .01
           January 27, 1996                         .02                 .01
           April 27, 1996                           .01                 .01
           July 27, 1996                            .01                 .01
           November 2, 1996                         .01                 .01


The high and low prices for each quarter are the high and low bids as reported by National Quotation Bureau, Inc., which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not represent actual transactions.

HOLDERS

As of December 1, 1996, there were 968 holders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK

The Company has never paid a dividend and does not anticipate paying dividends for the foreseeable future. The indentures governing the Company's Senior Notes and Debentures contain covenants which restrict the ability of the Company to pay dividends (see Note 5 to the financial statements).

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The following selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. As explained in Note 2 to the financial statements, information relating to November 2, 1996 and October 28, 1995 is presented on a liquidation basis, which reports an excess of liabilities over assets. Presentation of per share information on a liquidation basis is not considered meaningful and has been omitted.

                                                                  Year ended
                                      -------------------------------------------------------------------
                                      November 2,   October 28,   October 29,   October 30,   October 31,
                                         1996          1995          1994          1993          1992
                                      -----------   -----------   -----------   -----------   -----------
                                                (thousands of dollars, except per share data)
INCOME STATEMENT DATA:
Increase in net liabilities           $ (3,020)     $ (4,231)
Loss before extraordinary items (1)                               $  (2,141)    $ (1,161)     $(32,913)
Net income (2)                                                        9,568       47,454        27,665
Net income per common share                                            0.49         2.44          1.42


BALANCE SHEET DATA:

Total assets                           $  5,591     $  5,927       $ 11,383     $136,634       $217,489
Short-term borrowings                     4,922        5,278         10,192      124,062        171,089
Long-term debt                           28,178       28,178         28,159       48,144        126,634
Total liabilities                        40,517       37,833         39,058      173,877        302,186
Stockholders' deficit                                               (27,675)     (37,243)       (84,697)
Net liabilities                         (34,926)     (31,906)


(1) Includes net realized and unrealized losses on Pacific Enterprises common stock of approximately $37 million during the year ended October 31, 1992.

(2) Includes pre-tax extraordinary gains on early extinguishment of debt of approximately $13 million, $49 million, and $77 million during the years
     ended  October  29,  1994,   October  30,  1993,   and  October  31,  1992,
     respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------


LIQUIDITY AND CAPITAL RESOURCES

At November 2, 1996, the Company's principal assets consisted of approximately $5.25 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At November 2, 1996, the Company had assets of $5.59 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of $5.06 million, thus having a net difference of approximately $530,000 available for holders of Senior Notes and Debentures. At November 2, 1996, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay the interest due January 15, 1995, July 15, 1995, January 15, 1996, July 15, 1996 and January 15, 1997 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. The trustee has been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders, together with their counsel, are in the process of developing a proposal to the Company and PNS, and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. The Company has met with the representative of such holders and is in the process of exploring a possible restructuring. In the interim, the trustee has taken no legal action with respect to the default.

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


RESULTS OF OPERATIONS

     Interest income
     ---------------

Interest income for each of the years ended November 2, 1996, October 28, 1995, and October 29, 1994 decreased as compared to the immediate preceding year primarily as a result of lower balances of investments in Mortgage Certificates. Included in investment income for the years ended November 2, 1996 and October 28, 1995 is approximately $25,000 and $100,000, respectively, of unrealized gains resulting from mark-to-market adjustments. The weighted average interest income rate earned on the Mortgage Certificates approximated 7.9%, 7.3%, and 5.0% during the years ended November 2, 1996, October 28, 1995, and October 29, 1994, respectively.

     Interest expense
     ----------------

Interest expense for each of the years ended November 2, 1996, October 28, 1995, and October 29, 1994 decreased as compared to the immediate preceding year primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred. The weighted average interest expense rate on Mortgage Certificate related borrowings approximated 5.6%, 6.0%, and 3.9% during the years ended November 2, 1996, October 28, 1995, and October 29, 1994, respectively. Interest expense also decreased during each of the years ended October 28, 1995 and October 29, 1994 as compared to the preceding year as a result of having fewer Debentures and Senior Notes outstanding due to bond repurchases.

     Write off of deferred financing costs and original issue discount
     -----------------------------------------------------------------

As a result of the continued default due to the non-payment of interest on the Debentures and Senior Notes, during the year ended October 28, 1995 the Company expensed remaining deferred financing costs and original issue discount.

     Extraordinary items
     -------------------

During the year ended October 29, 1994, the Company purchased approximately $14 million and $6 million of its Senior Notes and Debentures, respectively, and as a result, after the write-off of related deferred financing costs, recorded an extraordinary gain on early extinguishment of debt, before income taxes, of approximately $13 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

     Financial statements                                                   Page
     --------------------                                                   ----

     Report of Independent Accountants                                        9
     Consolidated Statements of Net Liabilities                              10
     Consolidated Statements of Change in Net Liabilities                    11
     Consolidated Statement of Operations                                    11
     Consolidated Statements of Cash Flows                                   12
     Notes to Financial Statements                                           13

     Financial statement schedules
     -----------------------------

     Financial statement schedule information is presented in the financial statements.

SUPPLEMENTARY FINANCIAL INFORMATION

     Selected quarterly financial data (unaudited)                           20

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PSS, Inc.:


We have audited the accompanying consolidated statements of net liabilities (liquidation basis) of PSS, Inc. and its subsidiaries as of November 2, 1996 and October 28, 1995, and the related consolidated statements of changes in net liabilities (liquidation basis) and of cash flows (liquidation basis) for the years ended November 2, 1996 and October 28, 1995. In addition, we have audited the consolidated statements of operations and of cash flows for the year ended October 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of PSS, Inc. and its subsidiaries at November 2, 1996 and October 28, 1995, and the changes in their net liabilities (liquidation basis) and their cash flows (liquidation basis) for the years ended November 2, 1996 and October 28, 1995, and the results of operations and their cash flows for the year ended October 29, 1994, in conformity with generally accepted accounting principles.


/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP


Seattle, Washington
January 31, 1997

                                    PSS, INC.
                    Consolidated Statement of Net Liabilities
                               (Liquidation Basis)
                             (thousands of dollars)

                                                     November 2,    October 28,
                                                         1996          1995
                                                       --------      --------

Assets:

  Cash and short-term investments                      $    276      $     11

  Investment in mortgage certificates                     5,250         5,840

  Accrued interest receivable                                65            76
                                                       --------      --------
Total assets                                              5,591         5,927
                                                       --------      --------

Liabilities:

  Borrowings under mortgage certificate
   financing agreement                                    4,922         5,278

  Accounts payable and accrued liabilities                  143            92

  Reserve for estimated costs during
   period of liquidation                                     90            50

  PNS 12-1/8% senior notes                                5,258         5,258
  Interest payable on PNS notes                           1,152           504
  Reserve for interest on PNS notes
   during period of liquidation                             636           456

  PSS 7-1/8% debentures                                  22,920        22,920
  Interest payable on PSS debentures                      3,767         2,107
  Reserve for interest on PSS debentures
   during period of liquidation                           1,629         1,168
                                                       --------      --------
Total liabilities                                        40,517        37,833
                                                       --------      --------

Net Liabilities                                        $(34,926)     $(31,906)
                                                       ========      ========




                 The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
              Consolidated Statements of Changes in Net Liabilities
                               (Liquidation Basis)
           Consolidated Statement of Operations (Going Concern Basis)
                             (thousands of dollars)

                                                           Year ended
                                        -----------------------------------------------
                                         November 2,      October 28,      October 29,
                                             1996             1995             1994
                                        -------------    -------------    -------------
                                             (Liquidation Basis)         (Going Concern
                                                                              Basis)
Investment income                          $   459          $   582          $ 4,804

Interest expense                            (2,601)          (2,765)          (7,841)

Write off of deferred financing
 costs and original issue discount                             (226)

General and administrative expense            (197)            (148)            (207)

Decrease in reserve for estimated
 costs and interest during
 period of liquidation                       1,674
Provision for estimated costs and
 interest during period of liquidation      (2,355)          (1,674)
                                           -------          -------          -------

Increase in Net Liabilities                $(3,020)         $(4,231)
                                           =======          =======

Loss before income taxes and
 extraordinary items                                                          (3,244)

Income tax benefit                                                             1,103
                                                                             -------

Loss before extraordinary items                                               (2,141)

Extraordinary items:
  Gain on early extinguishment of
   debt, net of income taxes of $4,356                                         8,456
  Tax benefit resulting from
   utilization of net operating
   loss carryforwards                                                          3,253
                                                                             -------

Net income                                                                   $ 9,568
                                                                             =======

                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                        Year ended
                                                             -----------------------------------
                                                            November 2,  October 28,  October 29,
                                                                1996         1995         1994
                                                             ---------    ---------    ---------
Cash flows from operating activities:
  Increase in Net Liabilities                                $  (3,020)   $  (4,231)
  Net income                                                                           $   9,568
  Adjustments to reconcile to net cash flows
  from operating activities:
    Extraordinary gain on early extinguishment of debt                                   (12,812)
    Amortization                                                                127          963
    Write off of deferred financing
     costs and original issue discount                                          226
    Increase in estimated costs and interest during
     period of liquidation                                         681        1,674
    Decrease in accrued interest receivable                         11           36        1,240
    Increase (decrease) in accrued interest payable              2,308        1,945         (754)
    Other                                                           26          (49)        (208)
                                                             ---------    ---------    ---------

     Net cash provided (used) by operating activities                6         (272)      (2,003)
                                                             ---------    ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of mortgage certificates                                 4,426       98,653
  Principal repayments on mortgage certificates                    615          726       23,664
                                                             ---------    ---------    ---------

     Net cash provided by investing activities                     615        5,152      122,317
                                                             ---------    ---------    ---------

Cash flows from financing activities:
  Repayment of borrowings under mortgage
   certificates financing agreement                               (356)      (4,914)    (113,870)
  Repurchases of long-term debt                                                           (6,971)
                                                             ---------    ---------    ---------

     Net cash used by financing activities                        (356)      (4,914)    (120,841)
                                                             ---------    ---------    ---------

Net increase (decrease) in cash and short-term investments         265          (34)        (527)

Cash and short-term investments at
 beginning of year                                                  11           45          572
                                                             ---------    ---------    ---------

Cash and short-term investments at
 end of year                                                 $     276    $      11    $      45
                                                             =========    =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY
--------------------

The consolidated financial statements of PSS, Inc. ("PSS"), includes its direct subsidiary PNS Inc. ("PNS") and its subsidiary PSSC, Inc. ("PSSC"), collectively, the "Company". The Company is principally owned by Seacorp, Inc. ("Seacorp") and Zimmerman Retailing Group Limited ("Zimco"). Seacorp and Zimco own approximately 41% and 24%, respectively, of the Company's outstanding common stock, with the remainder publicly owned.

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

The Company failed to pay the interest due January 15, 1995, July 15, 1995, January 15, 1996, July 15, 1996 and January 15, 1997 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. The trustee has been advised by a representative of the holders of a substantial portion of the Senior Notes that such holders are in the process of developing a proposal to the Company and PNS, and has asked the trustee to forbear from taking any action for so long as discussions are pending with the Company. The Company has met with the representative of such holders and is in the process of exploring a possible restructuring. In the interim, the trustee has taken no legal action with respect to the default.

At November 2, 1996, the Company had assets of approximately $5.59 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $5.06 million, thus having a net difference of approximately $530,000 available for holders of Senior Notes and Debentures. At November 2, 1996, approximately $5.26 million of Senior Notes and $22.92 million of Debentures

--------------------------------

remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $636,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.



NOTE 2 - LIQUIDATION BASIS OF ACCOUNTING
----------------------------------------

Effective October 28, 1995, the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

The net effect of converting from the going concern basis to the liquidation basis of accounting as of October 28, 1995 was an increase in net liabilities of approximately $1.7 million, as a result of recording estimated costs and interest expense to the liquidation date. No adjustment to the reported value of assets was required. Under the liquidation basis, the Company accrued future liabilities and estimated future net revenues from interest and other income associated with mortgage certificates to the liquidation date.

A summary of significant estimates and judgments utilized in preparation of the November 2, 1996 and October 28, 1995 consolidated financial statements on a liquidation basis follows:

     * The Company's next fiscal year end, November 1, 1997, has been utilized as the liquidation date for the November 2, 1996 financial statements. The Senior Notes July 15,

----------------------------------------------------

          1996 due date was utilized as the liquidation date for the October 28, 1995 financial statements.


     * Mortgage Certificates and related interest receivable are stated at estimated market value.

     * Borrowings secured by Mortgage Certificates are stated at face value, which approximates market value.

     * The reserve for estimated costs during the period of liquidation represents estimates of future costs to be incurred through the liquidation date.

     * Net estimated interest income to be earned on Mortgage Certificates in excess of interest expense on related borrowings has been considered in determining the reserve for estimated costs during the period of liquidation.

     * Senior Notes and Debentures and related interest accrued are stated at face value.

     * The reserve for interest during the period of liquidation represents interest on Senior Notes and Debentures for the period from the date of the Consolidated Statements of Net Liabilities to the estimated liquidation date, as applicable.

All of the above estimates and judgments may be subject to change as facts and circumstances change. Similarly, actual costs and expenses may differ significantly depending on a number of factors, particularly the length of the liquidation period.

During the fiscal year ended November 2, 1996, the Company's actual net excess of costs incurred over net investment income reasonably approximated the reserve for estimated costs provided in the October 28, 1995 financial statements. Inasmuch as July 15, 1996 was utilized as the liquidation date, the October 28, 1995 reserve for interest was for a period of approximately 8.5 months whereas interest expense for the fiscal year ended November 2, 1996 included 12 months of interest, which resulted in actual interest expense in excess of estimated amounts reserved.

NOTE 3 - SUMMARY OF ACCOUNTING PRINCIPLES
-----------------------------------------

Cash and Short-Term Investments
-------------------------------

Cash and short-term investments, having maturities of three months or less when purchased, are primarily comprised of interest-bearing short-term bank deposits.

Investment in Mortgage Certificates
-----------------------------------

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

Income (loss) per Common Share
------------------------------

As explained in Note 2, effective October 28, 1995, the Company adopted the liquidation basis of accounting, which reports an excess of liabilities over assets. Accordingly, the presentation of per common share information on a liquidation basis is not considered meaningful and has been omitted.

Basis of Presentation
---------------------

Effective October 28, 1995, the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. The consolidated financial statements for fiscal 1994 were prepared on a going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires manangement to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statments and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

NOTE 4 - INVESTMENT IN MORTGAGE CERTIFICATES
--------------------------------------------

Mortgage Certificates are financed with borrowings provided by an investment bank pursuant to a letter agreement (the "Financing Agreement"). Borrowings pursuant to the Financing Agreement (the "Mortgage Financing") are secured by the Mortgage Certificates. In the event of a decrease in the aggregate market value of the Mortgage Certificates below the requirements of the Financing
Agreement, additional collateral is required. Principal and interest payments received on Mortgage Certificates are maintained in an interest earning account and are released to the Company, at its request, after all interest and any "mark-to-market" indebtedness then due have been paid. The Mortgage Financing is payable on demand and generally bears interest at rates approximating LIBOR plus 10 basis points. Mortgage Financing borrowings and related interest rates approximated $4.9 million and 5.5% at November 2, 1996 and $5.3 million and 6.0% at October 28, 1995, respectively. During the years ended November 2, 1996, October 28, 1995, and October 29, 1994, the average balance of mortgage related borrowings outstanding approximated $5 million, $5 million, and $91 million, and the weighted annual average interest expense rates approximated 5.6%, 6.0%, and 3.9%,respectively.

At November 2, 1996, the annual interest rate to be earned on the Mortgage Certificates approximated 7.7% as determined on a basis that interest rates do not change. The rate of interest on the Mortgage Certificates is adjustable based on general interest rate trends with certain maximums, including limits of 2% for annual interest rate changes and interest rate maximums of approximately 13%. The weighted average interest income rates earned on the Mortgage Certificates approximated 7.9%, 7.3% and 5.0% during the years ended November 2, 1996, October 28, 1995 and October 29, 1994, respectively.

The  Company  sold   approximately  $1  million  and  $99  million  of  Mortgage
Certificates during the years ended October 28, 1995 and October 29, 1994, respectively.

NOTE 5 - SUBORDINATED DEBT
--------------------------

Subordinated debt and related interest payable through the balance sheet dates are summarized as follows (thousands of dollars):

                                          November 2,     October 28,
                                              1996            1995
                                            -------         -------

PNS 12-1/8% Senior Notes                    $ 5,258         $ 5,258
Interest payable on Senior Notes              1,152             504
                                            -------         -------
                                            $ 6,410         $ 5,762
                                            =======         =======

PSS 7-1/8% Debentures                       $22,920         $22,920
Interest payable on Debentures                3,767           2,107
                                            -------         -------
                                            $26,687         $25,027
                                            =======         =======

In July 1986, the Company completed three public securities offerings (the "Public Offerings"). PNS issued $150 million of Senior Notes (at a price of 98.6%) and PSS sold 3.25 million shares of its common stock and issued at par $150 million of Debentures convertible to PSS common stock at $19.68 per share (the conversion price is subject to adjustment in the case of dilution). PSS invested the net proceeds from its two offerings in PNS, in the form of a contribution to capital and an intercompany debenture between PNS and PSS (the "Intercompany Debenture") in the amount of $150 million with substantially the same interest rate and redemption provisions as the Debentures. Debt financing costs and the discount on the Senior Notes have been amortized over the term of the borrowings. As explained in Note 1, the Company is in default on the Senior Notes and Debentures, and as a result, during the year ended October 28, 1995 the Company expensed remaining deferred financing costs and original issue discount. At November 2, 1996, the Intercompany Debenture approximated $6.5 million.

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

The Senior Notes and Debentures provide for semiannual interest payments and are unsecured. Principal repayment on the Senior Notes was due in full on July 15, 1996. The Debentures require annual principal payments of approximately $11 million commencing July 15, 1996 until July 15, 2006 when the balance is due; by utilizing Debentures which the Company has previously acquired, there will be no scheduled maturity payments required before 2006.

--------------------------------------

The indentures for the Senior Notes and Debentures contain certain restrictive covenants which, among other things, limit dividends and similar distributions to stockholders, essentially prohibit redemptions and retirements of the Company's equity, limit the Company's ability to incur debt, and restrict action and agreements by the Company that would prohibit dividends and similar distributions to the Company from its subsidiaries.

During the year ended October 29, 1994, the Company purchased approximately $14 million of Senior Notes and $6 million of Debentures and, as a result, after the write-off of related deferred financing costs, recorded an extraordinary gain on early extinguishment of debt of approximately $13 million.

Interest paid approximated $319,000 and $8 million during the years ended October 28, 1995 and October 29, 1994, respectively.


NOTE 6 - RELATIONSHIP WITH AFFILIATES
-------------------------------------

Prior  to  fiscal  1995,   affiliates  of  Seacorp  provided  the  Company  with
accounting, legal, tax and other services. Fees for services approximated $56,000 for the year ended October 29, 1994.


NOTE 7 - INCOME TAXES
---------------------

Due to losses for each of the years ended November 2, 1996 and October 28, 1995, there was no provision for income taxes recorded. During the year ended October 29, 1994, the Company recognized an income tax benefit as a result of income taxes provided on the extraordinary gain on early extinguishment of debt. The Company also recorded a provision for income taxes representing a charge in lieu of income taxes that would have been provided in the absence of net operating loss carryforwards. The income tax benefit resulting from utilization of net operating loss carryforwards is presented as an extraordinary item.

AS of November 2, 1996, for income tax purposes, net operating loss carryforwards, which begin to expire in 2001, approximate $140 million, and capital loss carryforwards approximate $120 million, $115 million of which expire in 1997 and 1998. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which could be utilized.

NOTE 8 - STOCKHOLDERS' DEFICIT
------------------------------

The Company's common stock consists of 60 million authorized shares, $1 par value, 19,473,728 shares of which are issued and outstanding. The Company also has 10 million authorized shares of preferred stock, $1 par value, none of which have been issued. There have been no changes in common stock or additional paid in capital since October 29, 1994. Effective October 28, 1995 as a result of presenting financial statements on the liquidation basis, changes in components of stockholders' deficit are not presented. The Company's stockholders' deficit and the changes therein during the year ended October 29, 1994, are summarized as follows (thousands of dollars):

                                                                            Total
                                             Additional                     Stock-
                                  Common       Paid-in     Accumulated      holders'
                                   Stock       Capital       Deficit        Deficit

Balances at October 30, 1993     $ 19,474     $149,110      $(205,827)     $(37,243)
Net income                                                      9,568         9,568
                                  -------      -------       --------        ------

Balances at October 29, 1994     $ 19,474     $149,110      $(196,259)     $(27,675)
                                  =======      =======       ========       =======


NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------

Selected quarterly  financial data are as follows (thousands of dollars):


                                                                   Fiscal quarters ended
                                                    --------------------------------------------
                                                    November 2,   July 27,    April 27,  January 27,
                                                       1996         1996        1996        1996
                                                    -----------   ---------   --------   ----------
Decrease in reserve for estimated costs and
 interest during period of liquidation              $    38       $   521     $  549    $  566
Provision for estimated costs and interest
 during period of liquidation                        (2,355)
Increase in net liabilities                          (2,945)          (75)         0         0


                                                                  Fiscal quarters ended
                                                    --------------------------------------------
                                                    October 28,   July 29,    April 29,  January 28,
                                                       1995         1995        1995        1995
                                                    -----------   ---------   --------   ----------

Loss from operations                               $   (513)     $   (556)  $   (862)   $   (626)
Provision for estimated costs and interest
 during period of liquidation                        (1,674)
Increase in net liabilities                          (2,187)
Net loss                                                             (556)      (862)       (626)

ITEM 9 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS OF THE COMPANY

The following table sets forth certain information concerning each of the directors and executive officers of the Company. All directors will serve until the next Annual Meeting of Shareholders and until his respective successor is elected or appointed. Each director of the Company is also a director of PNS.

                                                          Present Principal
                                                        Occupation or Employment
Name and Position                                           and Five Year
with the Company              Age                         Employment History
----------------              ---                         ------------------

Mark Todes                    41             President  and   Director   of  the
President and Director                       Company  since May 1996.  President
                                             of City Realty, Inc. since May 1996
                                             and  Vice  President  of  200  West
                                             Holdings,   Ltd.   (a  real  estate
                                             holding company and a subsidiary of
                                             City  Realty) for more than 5 years
                                             prior  thereto.  Vice  President of
                                             Seacorp since July 1996.



Gerald P. Nathanson           51             Director  of  the   Company   since
Director                                     October  1986.   During  1996,  Mr.
                                             Nathanson  left   the   employ   of
                                             L.Luria (a retail company).   Chief
                                             Executive Officer,  US Holographics
                                             (marketing  company for holographic
                                             products)   from   April   1992  to
                                             December 1995.  Managing  Director,
                                             C4  Marketing  (an import  company)
                                             until January 1992.

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

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company has no employees. There are currently no arrangements under which any officer or director of the Company will receive compensation for serving as such; however, other arrangements may be made in the future.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
MANAGEMENT
----------

The following table sets forth, as of December 31, 1996, information concerning the beneficial ownership of the common stock of the Company by (i) persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each of the directors of the Company and (iii) all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares. Unless otherwise specified, the address for all directors is the address of the Company's executive offices. The address for Messrs. Julius and Eddie Trump is the address set forth below for Seacorp. The address for Mr. Christopher Podoll is the address set forth below for Zimmerman Retailing Group Limited.

                                        Amount and Nature
                                          of Beneficial     Percent
Name                                        Ownership      of Class
----                                        ---------      --------
Christopher Podoll (a)                      4,603,962        23.64%
Zimmerman Retailing Group Limited (a)       4,603,962        23.64%
 P.O. Box 948
 Route 2, Pleasant Plain Road
 Fairfield, IA 52556
Seacorp, Inc. (b)                           8,014,705        41.1%
 P.O. Box 21186
 Seattle, WA 98111-3186
Eddie Trump (b)                             8,014,705        41.1%
Julius Trump (b)                            8,014,705        41.1%
All Directors and Executive Officers as
 a Group (2 persons)                                0           0%

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Stockholders' Agreement
-----------------------

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

The Stockholders' Agreement and the November 1987 Amendment were entered into by Seacorp and Zimco and certain of its related parties on their own behalf and on behalf of their respective permitted transferees, for the exclusive benefit of Seacorp and its permitted transferees (the "Seacorp Group"), and Zimco and its permitted transferees and certain of its related parties (the "Zimco Group"). The Amended Stockholders' Agreement also contained certain indemnities in favor of (and for the benefit of) the Company. The Amended Stockholders' Agreement terminated in accordance with its terms on October 31, 1995.

Pursuant to separate agreements, the Company has granted certain registration rights to each group and certain of each group's transferees, including Zimco, with respect to the shares of common stock acquired pursuant to the Stockholders' Agreement.

NOMINATION OF DIRECTORS. The Stockholders' Agreement had provided that each group would nominate and vote for an equal number of nominees on the Company's Board of Directors and vote as stockholders in favor of each matter previously approved by a majority of the directors nominated by Zimco and Seacorp and vote against each matter not so approved. However, if at any time one group owned less than one-third the number of shares of common stock owned by the other, the group with the greater number of shares of common stock would be entitled to nominate one additional director and the other group would be entitled to
nominate  one  less   director.   The  November  1987   Amendment   amended  the
Stockholders' Agreement to provide that so long as Julius or Eddie Trump or their affiliates or certain related parties and certain other designated parties (collectively, the "Trump Group") remain the beneficial owners, directly or indirectly, of at least a majority of the shares of common stock owned by Seacorp as of November 25, 1987, Seacorp would be entitled to nominate as directors one-half the number of Nonindependent Directors plus one and Zimco would be entitled to nominate one-half the number of Nonindependent Directors minus one, and that at all times at least four seats on the Company's Board of Directors would be reserved for Nonindependent Directors. At such time as the Trump Group was no longer the beneficial owner of a majority of shares of common stock owned by Seacorp on November 25, 1987, the provision in the Stockholders' Agreement prior to the November 1987 Agreement relating to the election of directors would be applicable so that each of Seacorp and Zimco would nominate and vote for an equal number of nominees on the Company's Board of Directors.

The Company's Certificate of Incorporation provides that actions by the Company's Board of Directors generally require the affirmative vote of that number of directors equal to the sum of (i) the number of Independent Directors (as defined) plus (ii) a majority of the Nonindependent Directors.

CERTAIN VOTING ARRANGEMENTS. The Amended Stockholders' Agreement provided that Seacorp and the Zimco Group would use their best efforts to cause the Seacorp Directors and the Zimco Directors to vote against any issuance of capital stock of the Company or its subsidiaries (i) to any affiliate of Seacorp unless the Zimco Group was first offered the opportunity to purchase a portion of such shares pro rata in accordance with their then ownership of shares of common stock, for the same consideration that was to be paid by such affiliate, or (ii) to any entity not affiliated with Seacorp without the consent or approval of the holders of a majority of the outstanding shares of common stock, subject in each case to waiver by the Zimco Directors.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Company does not have a compensation or similar committee.

                           PART IV. OTHER INFORMATION
                           --------------------------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
FORM 8-K
--------

(a)  See the section  entitled "Index to Financial  Statements"  appearing under
     Item 8 of this Annual Report on Form 10-K.

(b)  Not applicable

(c)  Exhibits:

     3.1       Restated Certificate of              Incorporated by
               Incorporation of Pay'n Save Inc.     reference from Exhibit
                                                    3.1 to the Registration
                                                    Statement on Form S-1 (File
                                                    No. 33-5560) of the
                                                    Company (the "Registration
                                                    Statement").

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

     3.5       By-Laws of Pay'n Save Inc.           Incorporated by reference
                                                    from Exhibit 3.3 to the
                                                    Registration Statement.

     4.1       Indenture between Pay'n Save         Incorporated by reference
               Inc. and United States Trust         from

               Company of New York, as Trustee,     Exhibit 4.1 to the
               relating to the 7-1/8% Con-          Registration Statement.
               vertible Debentures due July 15,
               2006 (including the form of
               Convertible Debenture).

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


                                            PSS, INC.
                                            (Registrant)




Date:  January 31, 1997                     By: /s/  Mark Todes
      -------------------                      ---------------------------
                                                 Mark Todes, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Date        Title               Signature
           ----        -----               ---------



January 31, 1997       Director            By:
                                              ------------------------------
                                                Gerald Nathanson



January 31, 1997       Director            By:  /s/  Mark Todes
                                              ------------------------------
                                                Mark Todes