Form 10-Q
period 1997-02-01
PSS INC
filed 1997-03-14
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      February 1, 1997
                              ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
-------------------------------------------------------------------
For Quarter ended  February 1, 1997  Commission file number 0-14900
                 --------------------

                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                           91-1335798
-------------------------------------  -----------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)

    P.O. Box 21186, Seattle, WA                 98111-3186
-------------------------------------  ----------------------------
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code) (206) 901-3790
                                                    ---------------
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

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
The number of shares of common stock outstanding as of March 1, 1997: 19,473,728.

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

           4.        Submission of Matters to a Vote of Security Holders    (a)

           5.        Other Information                                      (a)

           6.        Exhibits and Reports on Form 8-K                       (a)























----------------------------------------------------------------------------
(a) These items are inapplicable or have a negative response and have therefore been omitted.

                                    PSS, INC.
                   Consolidated Statements of Net Liabilities
                               (Liquidation Basis)
                                   (unaudited)
                             (thousands of dollars)




                                                     February 1,     November 2,
                                                        1997            1996
                                                    ------------    ------------
Assets:
   Cash and short-term investments               $        271      $      276
   Investment in mortgage certificates                  5,010           5,250
   Accrued interest receivable                             63              65
                                                        -----           -----

           Total assets                                 5,344           5,591
                                                        -----           -----
Liabilities:
   Borrowings under mortgage certificate
    financing agreement                          $      4,654      $    4,922
   Accounts payable and accrued liabilities               167             143
   Reserve for estimated costs during
    period of liquidation                                  87              90
   PNS 12-1/8% senior notes                             5,258           5,258
   Interest payable on PNS notes                        1,311           1,152
   Reserve for interest on PNS notes during
    period of liquidation                                 477             636
   PSS 7-1/8% debentures                               22,920          22,920
   Interest payable on PSS debentures                   4,174           3,767
   Reserve for interest on PSS debentures
    during period of liquidation                        1,222           1,629
                                                       ------         -------
Total liabilities                                      40,270          40,517
                                                      -------         -------
Net Liabilities                                  $    (34,926)     $  (34,926)
                                                     ========         =======












                 The accompanying notes are an integral part of
                           these financial statements.

                                    PSS, INC.
              Consolidated Statement of Changes in Net Liabilities
                               (Liquidation Basis)
                                   (unaudited)
                             (thousands of dollars)





                                                     Three months ended
                                                 --------------------------
                                                 February 1,    January 27,
                                                    1997            1996
                                                 -----------    -----------
Investment income                                $   98         $   113

Interest expense                                   (635)           (646)

General and administrative expense                  (32)            (33)

Decrease in estimated costs and interest            569             566
during period of liquidation                      -----          ------

Change in Net Liabilities                      $     --         $    --
                                                =======          ======












                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (thousands of dollars)

                                                        Three months ended
                                                   -----------------------------
                                                   February 1,      January 27,
                                                      1997             1996
                                                   ----------       ------------
Cash flows from operating activities:
 Change in Net Liabilities                          $   --            $   --
 Adjustments to reconcile to net cash flows
  from operating activities:
   Decrease in estimated costs and interest           (569)             (569)
    during period of liquidation
   Increase in accrued interest payable                567               566
   Other                                                25                (4)
                                                       ---               ---

   Net cash provided (used) by operating activities     23                (4)
                                                       ---               ---


Cash flows from investing activities:
 Principal repayments on mortgage certificates         240               355
                                                       ---               ---

   Net cash provided by investing activities           240               355
                                                       ---               ---

Cash flows from financing activities:
 Repayment of mortgage certificate borrowings         (268)             (331)
                                                      ----              ----

   Net cash used by financing activities              (268)             (331)
                                                      ----              ----

Net increase (decrease) in cash and short-term          (5)               20
 investments

Cash and short-term investments -                      276                11
 beginning of period                                  ----               ---
Cash and short-term investments -                   $  271             $  31
 end of period                                       =====              ====











                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                February 1, 1997


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

The Company failed to pay interest due January 15, 1995, July 15, 1995, January 15, 1996, July 15, 1996 and January 15, 1997 on its Debentures and such default continues. However, the trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At February 1, 1997, the Company had assets of $5.34 million and liabilities secured by such assets of $4.82 million, thus having a net difference of approximately $520,000 available for holders of Senior Notes and Debentures. At February 1, 1997, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the Debentures to collect amounts due thereunder,

--------------------------------

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

The financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating results for the interim periods reported. The financial statements should be read in conjunction with the audited, annual financial statements for the year ended November 2, 1996, included in the Company's Annual Report on Form 10-K.



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

No adjustment to the reported value of assets was required as a result of converting from the going concern basis to the liquidation basis of accounting. Under the liquidation basis, the Company accrued future liabilities and estimated future net revenues from interest and other income associated with mortgage certificates to the liquidation date.

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

           o The Company's next fiscal year end, November 1, 1997, has been utilized as the liquidation date for the November 2, 1996 financial statements and for financial statements as of and for periods ending during such next fiscal year. The Senior Notes July 15, 1996 due date was utilized as the liquidation date for the January 27, 1996 financial statements.

----------------------------------------------------

           o Mortgage Certificates and related interest receivable are stated at estimated market value.

           o Borrowings secured by Mortgage Certificates are stated at face value, which approximates market value.

           o The reserve for estimated costs during the period of liquidation represents estimates of future costs to be incurred through the liquidation date.

           o Net estimated interest income to be earned on Mortgage Certificates in excess of interest expense on related borrowings has been considered in determining the reserve for estimated costs during the period of liquidation.

           o Senior Notes and Debentures and related interest accrued are stated at face value.

           o The reserve for interest during the period of liquidation represents interest on Senior Notes and Debentures for the period from the date of the Consolidated Statements of Net Liabilities to the estimated liquidation date, as applicable.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

At February 1, 1997, the Company's principal assets consisted of approximately $5 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At February 1, 1997, the Company had assets of $5.34 million and liabilities secured by such assets of $4.82 million, thus having a net difference of approximately $520,000 available for holders of Senior Notes and Debentures. At February 1, 1997, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company  failed to pay the  interest  due January 15,  1995,  July 15, 1995,
January 15, 1996, July 15, 1996 and January 15, 1997 on its Convertible Debentures and such default continues. However, the trustee for the Convertible Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the

-----------------------------------------------

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

Results of Operations
---------------------

     Interest income
     ---------------

Interest income decreased during the three months ended February 1, 1997 as compared to the prior year period as a result of a declining investment in Mortgage Certificates.

     Interest expense
     ----------------

Interest expense decreased during the three months ended February 1, 1997 as compared to the prior year period primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred.

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




                                            PSS, INC.
                                            (Registrant)




Date:      March 14, 1997                   By:  /s/ Mark Todes
                                                 ---------------------
                                                 Mark Todes, President