Form 10-Q
period 1997-05-03
PSS INC
filed 1997-06-17
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 3, 1997
                                -------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

--------------------------------------------------------------------------------
For Quarter ended  May 3, 1997  Commission file number 0-14900

                                    PSS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                91-1335798
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   PO Box 21186, Seattle, WA                                     98111-3186
-------------------------------                               ----------------
(Address of principal executive offices)                         (Zip Code)

(Registrant's telephone number, including area code) (206) 901-3790


         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes[X]           No[_]

The number of shares of common stock outstanding as of June 1, 1997: 19,473,728.

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

                                    PSS, INC.
                   Consolidated Statements of Net Liabilities
                               (Liquidation Basis)
                                   (unaudited)
                             (thousands of dollars)



                                                        May 3,      November 2,
                                                         1997          1996
                                                       --------      --------

Assets:

  Cash and short-term investments                      $    334      $    276
  Investment in mortgage certificates                     4,922         5,250
  Interest receivable                                        62            65
                                                       --------      --------

           Total assets                                   5,318         5,591
                                                       --------      --------

Liabilities:

  Borrowings under mortgage certificate
   financing agreement                                    4,637         4,922
  Accounts payable and accrued liabilities                  157           143
  Reserve for estimated liquidation costs                    87            90
  PNS 12-1/8% senior notes                                5,258         5,258
  Interest payable on PNS notes                           1,470         1,152
  Reserve for interest on PNS notes                         318           636
  PSS 7-1/8% debentures                                  22,920        22,920
  Interest payable on PSS debentures                      4,582         3,767
  Reserve for interest on PSS debentures                    815         1,629
                                                       --------      --------

Total liabilities                                        40,244        40,517
                                                       --------      --------

Net Liabilities                                        $(34,926)     $(34,926)
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

                                    PSS, INC.
              Consolidated Statement of Changes in Net Liabilities
                               (Liquidation Basis)
                                   (unaudited)
                             (thousands of dollars)


                                                            Three months ended
                                                          May 3,       April 27,
                                                           1997          1996
                                                          -------       -------

Investment income                                         $    99       $   114

Interest expense                                             (633)         (638)

General and Administrative Expense                            (32)          (25)

Decrease in reserve for estimated costs
  and interest during period of liquidation                   566           549
                                                          -------       -------

Change in Net Liabilities                                 $     0       $     0
                                                          =======       =======



                                                            Six months ended
                                                          May 3,       April 27,
                                                           1997          1996
                                                          -------       -------

Investment income                                         $   197       $   227

Interest expense                                           (1,268)       (1,284)

General and administrative expense                            (64)          (58)

Decrease in reserve for estimated costs
 and interest during period of liquidation                  1,135         1,115
                                                          -------       -------

Change in Net Liabilities                                 $     0       $     0
                                                          =======       =======











                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (thousands of dollars)

                                                             Six months ended
                                                           May 3,      April 27,
                                                            1997         1996
                                                           -------      -------

Cash flows from operating activities:

 Change in Net Liabilities                                 $     0      $     0

 Adjustments to reconcile to net cash flows from operating activities:

   Decrease in estimated costs and interest                 (1,135)      (1,132)
   Increase in accrued interest payable                      1,133        1,132

   Other                                                        17           14
                                                           -------      -------

   Net cash provided by operating activities                    15           14
                                                           -------      -------

Cash flows from investing activities:


 Principal repayments on mortgage certificates                 328          376
                                                           -------      -------

   Net cash provided by investing activities                   328          376
                                                           -------      -------

Cash flows from financing activities:
  Repayment of mortgage certificate borrowings                (285)        (319)
                                                           -------      -------

    Net cash used by financing activities                     (285)        (319)
                                                           -------      -------

Net increase in cash and short-term
  investments                                                   58           71

Cash and short-term investments -
 beginning of period                                           276           11
                                                           -------      -------

Cash and short-term investments -
 end of period                                             $   334      $    82
                                                           =======      =======









                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                   May 3, 1997




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

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. On June 16, 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had on May 21 petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee and that on June 4, 1997, the Court had granted the trustee's request.

--------------------------------


At May 3, 1997, the Company had assets of $5.32 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $4.79 million, thus having a net difference of approximately $530,000 available for holders of Senior Notes and Debentures. At May 3, 1997, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustees for the Senior Notes and the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

----------------------------------------------------

A summary of significant estimates and judgements utilized in preparaton of the consolidated financial statements on a liquidation basis follows:

          o The Company's next fiscal year end, November 1, 1997, has been utilized as the liquidation date for the November 2, 1996 financial statements and for financial statements as of and for periods ending during such next fiscal year. The Senior Notes July 15, 1996 due date was utilized as the
                    liquidation   date  for  the   April  27,   1996   financial
                    statements.

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

          o The reserve for interest during the period of liquidation represents interest on Senior Notes and Debentures for the period from the date of the Consolidated Statements of Net Liabilities to the estimated liquidation date.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

At May 3, 1997, the Company's principal assets consisted of approximately $4.9 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At May 3, 1997, the Company had assets of $5.32 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $4.79 million, thus having a net difference of approximately $530,000 available for holders of Senior Notes and Debentures. At May 3, 1997, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

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

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. On June 16, 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had on May 21 petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee and that on June 4, 1997, the Court had granted the trustee's request.

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

Results of Operations
---------------------

     Interest income
     ---------------

Interest income decreased during the three and six months ended May 3, 1997 as compared to the prior year period as a result of a declining investment in Mortgage Certificates.

     Interest expense
     ----------------

Interest expense decreased during the three and six months ended May 3, 1997 as compared to the prior year periods, primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred.

ITEM 3 - Defaults Upon Senior Securities
----------------------------------------

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. On June 16, 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had on May 21 petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee and that on June 4, 1997, the Court had granted the trustee's request.




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




                                                    PSS, INC.
                                                    (Registrant)




Date:     June __, 1997                             By: /s/ MARK TODES
                                                        -----------------------
                                                        Mark Todes, President