Form 10-K
period 1997-11-01
PSS INC
filed 1998-01-30
CIK 793322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      November 1, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

--------------------------------------------------------------------------------

Commission file number                   0-14900

                                    PSS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            91-1335798
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     P.O. Box 21186, Seattle, WA                                  98111-3186
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)       (206) 901-3790
                                                           --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of December 1, 1997: $270,000.

The  number of shares  of common  stock  outstanding  as of  November  1,  1997:
19,473,728.

Documents incorporated by reference:  None.

                                     PART I

ITEM 1 - BUSINESS
-----------------

PSS, Inc. ("PSS"), through its wholly owned subsidiary, PNS Inc. ("PNS"), owns PSSC Inc. ("PSSC"); together, PSS, PNS and PSSC are referred to collectively as the "Company".

The Company owns pass-through and participation certificates issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. At November 1, 1997, the Company's principal assets consisted of approximately $4.46 million of Mortgage Certificates from which interest income is earned. The Mortgage Certificates are financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing"). The principal obligations of the Company are the Mortgage Financing borrowings, the PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and the PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures"), upon which interest expense is incurred.


ITEM 2 - PROPERTIES
-------------------

None

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

In the opinion of management, there are no material legal proceedings pending to which the Company is a party or of which any of its assets is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
-------------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

MARKET INFORMATION

The Company's common stock is traded over-the-counter. The high and low prices for the stock by quarter for the two years ended November 1, 1997 were as follows:

     Quarter ended                                  High                Low
     -------------                                  ----                ---

           January 27, 1996                         .02                 .01
           April 27, 1996                           .01                 .01
           July 27, 1996                            .01                 .01
           November 2, 1996                         .01                 .01
           February 1, 1997                         .01                 .01
           May 3, 1997                              .01                 .01
           August 2, 1997                           .01                 .01
           November 1, 1997                         .01                 .01

The high and low prices for each quarter are the high and low bids as reported by National Quotation Bureau, Inc., which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not represent actual transactions.

HOLDERS

As of December 1, 1997, there were 968 holders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK

The Company has never paid a dividend and does not anticipate paying dividends for the foreseeable future. The indentures governing the Company's Senior Notes and Debentures contain covenants which restrict the ability of the Company to pay dividends (see Note 5 to the financial statements).

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. As explained in Note 2 to the financial statements, information relating to November 1, 1997, November 2, 1996 and October 28, 1995 is presented on a liquidation basis, which reports an excess of liabilities over assets. Presentation of per share information on a liquidation basis is not considered meaningful and has been omitted.

                                                         Year ended
                                   ---------------------------------------------------------------
                                   November 1,  November 2, October 28,  October 29,   October 30,
                                      1997        1996        1995           1994       1993
                                      ----        ----        ----           ----       ----
                                        (thousands of dollars, except per share data)

Income Statement Data:
Increase in net liabilities       $ (2,265)   $ (3,020)   $ (4,231)
Loss before extraordinary items                                          $ (2,141)  $ (1,161)
Net income (1)                                                              9,568     47,454
Net income per common share                                                  0.49       2.44


Balance Sheet Data:

Total assets                      $  4,829    $  5,591    $  5,927       $ 11,383   $136,634
Short-term borrowings                4,073       4,922       5,278         10,192    124,062
Long-term debt                      28,178      28,178      28,178         28,159     48,144
Total liabilities                   42,020      40,517      37,833         39,058    173,877
Stockholders' deficit                                                     (27,675)   (37,243)
Net liabilities                    (37,191)    (34,926)    (31,906)


(1) Includes pre-tax extraordinary gains on early extinguishment of debt of approximately $13 million and $49 million during the years ended October 29, 1994 and October 30, 1993, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources
-------------------------------

At November 1, 1997, the Company's principal assets consisted of approximately $4.46 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At November 1, 1997, the Company had assets of $4.83 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of $4.24 million, thus having a net difference of approximately $590,000 available for holders of Senior Notes and Debentures. At November 1, 1997, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay the interest due January 15, 1995, July 15, 1995, January 15, 1996, July 15, 1996, January 15, 1997, July 15, 1997 and January 15,
1998 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service of Senior Notes and Debentures.

Results of Operations
---------------------

           Interest income
           ---------------

Interest income for each of the years ended November 1, 1997, November 2, 1996, and October 28, 1995 decreased as compared to the immediate preceding year primarily as a result of lower balances of investments in Mortgage Certificates. Included in investment income for the years ended November 1, 1997 and November 2, 1996 is approximately $64,000 and $25,000, respectively, of unrealized gains resulting from mark-to-market adjustments. The weighted average interest income rate earned on the Mortgage Certificates approximated 7.7%, 7.9%, and 7.3% during the years ended November 1, 1997, November 2, 1996, and October 28, 1995, respectively.

           Interest expense
           ----------------

Interest expense for each of the years ended November 1, 1997, November 2, 1996, and October 28, 1995, decreased as compared to the immediate preceding year primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred. The weighted average interest expense rate on Mortgage Certificate related borrowings approximated 6.0%, 5.6%, and 6.0% during the years ended November 1, 1997, November 2, 1996, and October 28, 1995, respectively. Interest expense also decreased during the year ended October 28, 1995 as compared to the preceding year as a result of having fewer Debentures and Senior Notes outstanding due to bond repurchases.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

           Financial statements                                             Page
           --------------------                                             ----

           Report of Independent Accountants                                  8
           Consolidated Statements of Net Liabilities                         9
           Consolidated Statement of Changes of Net Liabilities              10
           Consolidated Statements of Cash Flows                             11
           Notes to Financial Statements                                     12

           Financial statement schedules

           Financial statement schedule information is presented in the financial statements.

SUPPLEMENTARY FINANCIAL INFORMATION
-----------------------------------

           Selected quarterly financial data (unaudited)                     18
           ---------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of PSS, Inc.



We have audited the accompanying consolidated statements of net liabilities (liquidation basis) of PSS, Inc. and its subsidiaries as of November 1, 1997 and November 2, 1996, and the related consolidated statements of changes in net liabilities (liquidation basis) and of cash flows (liquidation basis) for the years ended November 1, 1997, November 2, 1996 and October 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of PSS, Inc. and its subsidiaries at November 1, 1997 and November 2, 1996, and the changes in their net liabilities (liquidation basis) and their cash flows (liquidation basis) for the years ended November 1, 1997, November 2, 1996 and October 28, 1995, in conformity with generally accepted accounting principles.



PRICE WATERHOUSE LLP





Seattle, Washington
January 15, 1998

                                    PSS, INC.
                   Consolidated Statements of Net Liabilities
                               (Liquidation Basis)
                             (thousands of dollars)

                                                       November 1,   November 2,
                                                           1997          1996
                                                         --------      --------


Assets:

  Cash and short-term investments                        $    313      $    276

  Investment in mortgage certificates                       4,459         5,250

  Accrued interest receivable                                  57            65
                                                         --------      --------

           Total assets                                     4,829         5,591
                                                         --------      --------


Liabilities:

  Borrowings under mortgage certificate
   financing agreement                                      4,073         4,922
  Accounts payable and accrued liabilities                    169           143

  Reserve for estimated costs during
   period of liquidation                                      151            90
  PNS 12-1/8% senior notes                                  5,258         5,258
  Interest payable on PNS notes                             1,788         1,152
  Reserve for interest on PNS notes
   during period of liquidation                               636           636

  PSS 7-1/8% debentures                                    22,920        22,920
  Interest payable on PSS debentures                        5,396         3,767
  Reserve for interest on PSS debentures
   during period of liquidation                             1,629         1,629
                                                         --------      --------

                     Total liabilities                     42,020        40,517
                                                         --------      --------


                     Net Liabilities                     $(37,191)     $(34,926)
                                                         ========      ========



                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
              Consolidated Statements of Changes in Net Liabilities
                               (Liquidation Basis)
                             (thousands of dollars)

                                                         Year ended
                                             -----------------------------------
                                             November 1, November 2, October 28,
                                                 1997        1996        1995
                                               -------     -------     -------

Investment income                              $   446     $   459     $   582

Interest expense                                (2,546)     (2,601)     (2,765)

Write off of deferred financing
 costs and original issue discount                                        (226)

General and administrative expense                (104)       (197)       (148)

Decrease in reserve for estimated
 costs and interest during
 period of liquidation                           2,204       1,674
Provision for estimated costs and
 interest during period of liquidation          (2,265)     (2,355)     (1,674)
                                               -------     -------     -------

Increase in Net Liabilities                    $(2,265)    $(3,020)    $(4,231)
                                               =======     =======     =======












                   The accompanying notes are an integral part
                         of these financial statements.

           PSS, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
           (thousands of dollars)

                                                                        Year ended
                                                           --------------------------------------
                                                           November 1,  November 2,   October 28,
                                                               1997         1996         1995
                                                             -------      -------      -------

Cash flows from operating activities:
  Increase in Net Liabilities                                $(2,265)     $(3,020)     $(4,231)
  Adjustments to reconcile to net cash flows
   from operating activities:
    Amortization                                                                           127
    Write off of deferred financing
     costs and original issue discount                                                     226
    Increase in estimated costs and interest during
     period of liquidation                                        61          681        1,674
    Decrease in accrued interest receivable                        8           11           36
    Increase (decrease) in accrued interest payable            2,265        2,308        1,945
    Other                                                        (38)          26          (49)
                                                             -------      -------      -------

     Net cash provided (used) by operating activities             31            6         (272)
                                                             -------      -------      -------

Cash flows from investing activities:
  Proceeds from sale of mortgage certificates                                            4,426
  Principal repayments on mortgage certificates                  855          615          726
                                                             -------      -------      -------

     Net cash provided by investing activities                   855          615        5,152
                                                             -------      -------      -------

Cash flows from financing activities:
  Repayment of borrowings under mortgage
   certificates financing agreement                             (849)        (356)      (4,914)
                                                             -------      -------      -------
     Net cash used by financing activities                      (849)        (356)      (4,914)
                                                             -------      -------      -------

Net increase (decrease) in cash and short-term investments        37          265          (34)

Cash and short-term investments at
 beginning of year                                               276           11           45
                                                             -------      -------      -------

Cash and short-term investments at
 end of year                                                 $   313      $   276      $    11
                                                             =======      =======      =======



                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - The Company
--------------------

The consolidated financial statements of PSS, Inc. ("PSS"), includes its direct subsidiary PNS Inc. ("PNS") and its subsidiary PSSC, Inc. ("PSSC"), collectively, the "Company". The Company is principally owned by Seacorp, Inc. ("Seacorp") and Zimmerman Retailing Group Limited ("Zimco"). Seacorp and Zimco own approximately 41% and 13%, respectively, of the Company's outstanding common stock, with the remainder publicly owned.

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

The Company failed to pay the interest due January 15, 1995, July 15, 1995, January 15, 1996, July 15, 1996, January 15, 1997, July 15, 1997 and January 15,
1998 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At November 1, 1997, the Company had assets of approximately $4.83 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $4.24 million, thus having a net difference of approximately $590,000 available for holders of Senior Notes and Debentures. At November 1, 1997, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $636,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the November 1, 1997, November 2, 1996 and October 28, 1995 consolidated financial statements on a liquidation basis follows:

           o The Company's next fiscal year end, October 31, 1998, has been utilized as the liquidation date for the November 1, 1997 financial statements and the November 1, 1997 fiscal year end was utilized as the liquidation date for the November 2, 1996 financial statements. The Senior Notes July 15, 1996 due date was utilized as the liquidation date for the October 28, 1995 financial statements.

           o Mortgage Certificates and related interest receivable are stated at estimated market value.

           o Borrowings secured by Mortgage Certificates are stated at face value, which approximates market value.

           o The reserve for estimated costs during the period of liquidation represents estimates of future costs to be incurred through the liquidation date.

----------------------------------------------------

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

During the fiscal years ended November 1, 1997 and November 2, 1996, the Company's actual net excess of costs incurred over net investment income reasonably approximated the reserve for estimated costs provided in the November 2, 1996 and October 28, 1995 financial statements, respectively. Inasmuch as July 15, 1996 was utilized as the liquidation date, the October 28, 1995 reserve for interest was for a period of approximately 8.5 months whereas interest expense for the fiscal years ended November 1, 1997 and November 2, 1996 included 12 months of interest, which resulted in actual interest expense in excess of estimated amounts reserved.

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

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

NOTE 4 - INVESTMENT IN MORTGAGE CERTIFICATES
--------------------------------------------

Mortgage Certificates are financed with borrowings provided by an investment bank pursuant to a letter agreement (the "Financing Agreement"). Borrowings pursuant to the Financing Agreement (the "Mortgage Financing") are secured by the Mortgage Certificates. In the event of a decrease in the aggregate market value of the Mortgage Certificates below the requirements of the Financing
Agreement, additional collateral is required. Principal and interest payments received on Mortgage Certificates are maintained in an interest earning account and are released to the Company, at its request, after all interest and any "mark-to-market" indebtedness then due have been paid. The Mortgage Financing is payable on demand and generally bears interest at rates approximating the three month Federal Funds Rate plus 25 basis points. Mortgage Financing borrowings and related interest rates approximated $4.1 million and 6.0% at November 1, 1997 and $4.9 million and 5.5% at November 2, 1996, respectively. During the years ended November 1, 1997, November 2, 1996, and October 28, 1995, the average balance of mortgage related borrowings outstanding approximated $4.6 million, $5 million, and $5 million, and the weighted annual average interest expense rates approximated 6.0%, 5.6%, and 6.0%, respectively.

At November 1, 1997, the interest rate to be earned on the Mortgage Certificates approximated 8.0% as determined on a basis that interest rates do not change. The rate of interest on the Mortgage Certificates is adjustable based on general interest rate trends with certain maximums, including limits of 2% for annual interest rate changes and interest rate maximums of approximately 13%. The weighted average interest income rates earned on the Mortgage Certificates approximated 7.7%, 7.9%, and 7.3% during the years ended November 1, 1997, November 2, 1996, and October 28, 1995, respectively.

The Company sold approximately $1 million of Mortgage Certificates during the year ended October 28, 1995.

NOTE 5 - SUBORDINATED DEBT
--------------------------


Subordinated debt and related interest payable through the balance sheet dates are summarized as follows (thousands of dollars):

                                         November 1,     November 2,
                                            1997            1996
                                          -------         -------

PNS 12-1/8% Senior Notes                  $ 5,258         $ 5,258
Interest payable on Senior Notes            1,788           1,152
                                          -------         -------
                                          $ 7,046         $ 6,410
                                          =======         =======

PSS 7-1/8% Debentures                     $22,920         $22,920
Interest payable on Debentures              5,396           3,767
                                          -------         -------
                                          $28,316         $26,687
                                          =======         =======

In July 1986, the Company completed three public securities offerings (the "Public Offerings"). PNS issued $150 million of Senior Notes (at a price of 98.6%) and PSS sold 3.25 million shares of its common stock and issued at par $150 million of Debentures convertible to PSS common stock at $19.68 per share (the conversion price is subject to adjustment in the case of dilution). PSS invested the net proceeds from its two offerings in PNS, in the form of a contribution to capital and an intercompany debenture between PNS and PSS (the "Intercompany Debenture") in the amount of $150 million with substantially the same interest rate and redemption provisions as the Debentures. Debt financing costs and the discount on the Senior Notes have been amortized over the term of the borrowings. As explained in Note 1, the Company is in default on the Senior Notes and Debentures, and as a result, during the year ended October 28, 1995 the Company expensed remaining deferred financing costs and original issue discount. At November 1, 1997, the Intercompany Debenture approximated $4.0 million.

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

Interest paid approximated $319,000 during the year ended October 28, 1995.

NOTE 6 - INCOME TAXES
---------------------

Due to losses for each of the years ended November 1, 1997, November 2, 1996 and October 28, 1995, there was no provision for income taxes recorded.

As of November 1, 1997, for income tax purposes, net operating loss carryforwards, which begin to expire in 2001, approximate $140 million, and capital loss carryforwards approximate $45 million, all of which expire in 1998. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which could be utilized.

NOTE 7 - STOCKHOLDERS' DEFICIT
------------------------------

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

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data are as follows (thousands of dollars):

                                                     Fiscal quarters ended
                                           -----------------------------------------------
                                           November 1,  August 2,   May 3,  February 1,
                                                1997       1997      1997      1997
                                              -------    -------   -------   -------
Decrease in reserve for estimated costs and
 interest during period of liquidation        $   502    $   567   $   566   $   569
Provision for estimated costs and interest
 during period of liquidation                  (2,265)
Increase in net liabilities                    (2,265)         0         0         0


                                                        Fiscal quarters ended
                                           -----------------------------------------------
                                           November 2,   July 27,   April 27,  January 27,
                                                1996       1996       1996      1996
                                              -------    -------    -------   -------
Decrease in reserve for estimated costs and
 interest during period of liquidation        $    38    $   521    $   549   $   566
Provision for estimated costs and interest
 during period of liquidation                  (2,355)
Increase in net liabilities                    (2,945)       (75)         0         0


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


                                              Present Principal
Name and Position                             Occupation or Employment
 With the Company             Age             and Five Year Employment History
 ----------------             ---             --------------------------------

Mark Todes                     42           President   and   Director   of  the
President and Director                      Company since May 1996. President of
                                            City Realty, Inc. since May 1996 and
                                            Vice President of 200 West Holdings,
                                            Ltd. (a real estate holding  company
                                            and a subsidiary of City Realty) for
                                            more  than 5  years  prior  thereto.
                                            Vice President of Seacorp since July
                                            1996.

Gerald P. Nathanson           52            Director   of  the   Company   since
Director                                    October  1986.   During  1996,   Mr.
                                            Nathanson left the employ of L.Luria
                                            (a retail company).  Chief Executive
                                            Officer, US Holographics  (marketing
                                            company  for  holographic  products)
                                            from  April 1992 to  December  1995.
                                            Managing Director,  C4 Marketing (an
                                            import company) until January 1992.



ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

Compensation of Directors and Executive Officers

The Company has no employees. There are currently no arrangements under which any officer or director of the Company will receive compensation for serving as such; however, other arrangements may be made in the future.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of December 31, 1997, information concerning the beneficial ownership of the common stock of the Company by (i) persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each of the directors of the Company and (iii) all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares. Unless otherwise specified, the address for all directors is the address of the Company's executive offices. The address for Messrs. Julius and Eddie Trump is the address set forth below for Seacorp. The address for Mr. Christopher Podoll is the address set forth below for Zimmerman Retailing Group Limited.

                                         Amount and Nature
                                          of Beneficial      Percent
Name                                        Ownership        of Class
----                                     ----------------    --------
Christopher Podoll (a)                      2,563,962         13.17%
Zimmerman Retailing Group Limited (a)       2,563,962         13.17%
 P.O. Box 948
 Route 2, Pleasant Plain Road
 Fairfield, IA 52556
Seacorp, Inc. (b)                           8,014,705          41.1%
 P.O. Box 21186
 Seattle, WA 98111
Eddie Trump (b)                             8,014,705          41.1%
Julius Trump (b)                            8,014,705          41.1%
All Directors and Executive Officers as
 a Group (2 persons)                                0             0%


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

None

                           PART IV. OTHER INFORMATION
                           --------------------------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
FORM 8-K
--------

(a)  See the section  entitled "Index to Financial  Statements"  appearing under
     Item 8 of this Annual Report on Form 10-K.

(b)  Not applicable

(c)  Exhibits:

     3.1       Restated Certificate of              Incorporated  by  referenced
               Incorporation of the Registrant      from   Exhibit  3.1  to  the
                                                    Registration   Statement  on
                                                    Form S-1 (File No.  33-5560)
                                                    of    the    Company    (the
                                                    "Registration Statement").

     3.2       Certificate of Amendment of          Incorporated   by  reference
               Certificate of Incorporation of      from   Exhibit  3.2  to  the
               the Registrant                       Registration Statement.

     3.3       Certificate of Amendment of          Incorporated   by  reference
               Certificate of Incorporation         from    Exhibit    3.1    to
               of the Registrant                    Quarterly   Report  on  Form
                                                    10-Q for the  quarter  ended
                                                    July 30, 1988.

     3.4       Certificate of Amendment of          Incorporated   by  reference
               Certificate of Incorporation         from   Exhibit  3.4  to  the
               of the Registrant                    Annual  Report  on Form 10-K
                                                    for the year  ended  October
                                                    31, 1992.

     3.5       By-Laws of the Registrant            Incorporated   by  reference
                                                    from   Exhibit  3.3  to  the
                                                    Registration Statement.

     4.1       Indenture between the Registrant     Incorporated  by   reference
               Inc. and United States Trust         from   Exhibit  4.1  to  the
               Company of New York,  as  Trustee,   Registration Statement.
               relating  to the 7-1/8%
               Convertible Debentures due July 15,
               2006 (including the form of
               Convertible Debenture).

     4.2       First Supplemental Indenture be-     Incorporated   by  reference
               tween the Registrant and             from   Exhibit  4.1  to  the
               United States Trust Company of       Quarterly   Report  on  Form
               New York as Trustee, relating        10-Q for quarter ended April
               to the 7-1/8% Convertible De-        30, 1988.
               bentures due July 15, 2006.

     4.3       Indenture between PNS Inc. and       Incorporated   by  reference
               Norwest Bank Minneapolis, Nat-       from   Exhibit  4.1  to  the
               ional Association as Trustee,        Registration   Statement  on
               relating to the 12-1/8% Senior       Form S-1 (File No.  33-5591)
               Subordinated Notes due July 15,      of PNS Inc.
               1996 (including the form of
               Senior Subordinated Note.

     4.4 First Supplemental Indenture be- Incorporated by reference tween PNS Inc., and Norwest Bank from Exhibit 4.2 to the Minnesota, National Association Quarterly Report on Form
               as Trustee, relating to the          10-Q for the  quarter  ended
               12-1/8% Senior Subordinated          April 30, 1988.
               Notes due July 15, 1996.

    10.5       Letter Agreement dated               Incorporated   by  reference
               February 9, 1990 by and among        from    Exhibit    (i)    to
               PSSC Inc. and Bear Stearns &         Quarterly   Report  on  form
               Co., Inc. for the purchase and       10-Q for the  quarter  ended
               the financing of adjustable-rate     February 3, 1990.
               mortgages.

    22.1       Subsidiaries of the Registrant.      Incorporated   by  reference
                                                    from   Exhibit   22.to   the
                                                    Annual  Report  on Form 10-K
                                                    for the year  ended  October
                                                    31, 1992.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PSS, INC.
                                             (Registrant)




Date:  January29, 1998                       By: /s/ MARK TODES
                                                ---------------------
                                                Mark Todes, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                           Title                         Signature



January 29, 1998                 Director
                                                         -----------------------
                                                              Gerald Nathanson

January 29, 1998                 Director                 /s/ MARK TODES
                                                         -----------------------
                                                              Mark Todes