Form 10-Q
period 1997-01-31
PSS INC
filed 1998-03-17
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  January 31, 1998
                                          ----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

--------------------------------------------------------------------------------

For Quarter ended January 31, 1998                Commission file number 0-14900
                  ----------------                                       -------

                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              91-1335798
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    P.O. Box 21186, Seattle, WA                                 98111-3186
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code)           (206) 901-3790
                                                               --------------

--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  [ ]      No [_]

The number of shares of common stock outstanding as of March 1, 1998: 19,473,728.

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

4.   Submission of Matters to a Vote of Security Holders                   (a)

5.   Other Information                                                     (a)

6.   Exhibits and Reports on Form 8-K                                      (a)














-----------------------------------------------------------------
(a) These items are inapplicable or have a negative response and have therefore been omitted.

                                    PSS, INC.
                   Consolidated Statements of Net Liabilities
                               (Liquidation Basis)
                                   (unaudited)
                             (thousands of dollars)

                                                        January 31,  November 1,
                                                           1998          1997
                                                         --------      --------

Assets:
  Cash and short-term investments                        $    302      $    313
  Investment in mortgage certificates                       4,349         4,459
  Accrued interest receivable                                  55            57
                                                         --------      --------

         Total assets                                    $  4,706         4,829
                                                         --------      --------

Liabilities:
  Borrowings under mortgage certificate
   financing agreement                                   $  3,940      $  4,073
  Accounts payable and accrued liabilities                    171           169
  Reserve for estimated costs during
   period of liquidation                                      159           151
  PNS 12-1/8% senior notes                                  5,258         5,258
  Interest payable on PNS notes                             1,947         1,788
  Reserve for interest on PNS notes during
   period of liquidation                                      477           636
  PSS 7-1/8% debentures                                    22,920        22,920
  Interest payable on PSS debentures                        5,803         5,396
  Reserve for interest on PSS debentures
   during period of liquidation                             1,222         1,629
                                                         --------      --------

Total liabilities                                          41,897        42,020
                                                         --------      --------

Net Liabilities                                          $(37,191)     $(37,191)
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

                                    PSS, INC.
              Consolidated Statement of Changes in Net Liabilities
                               (Liquidation Basis)
                                   (unaudited)
                             (thousands of dollars)



                                                            Three months ended
                                                          January 31 February 1,
                                                            1998           1997
                                                           -------       -------

Investment income                                            $  86        $  98

Interest expense                                              (628)        (635)

General and administrative expense                             (16)         (32)

Decrease in estimated costs and interest
 during period of liquidation                                  558          569
                                                             -----        -----

Change in Net Liabilities                                    $ --         $ --
                                                             =====        =====


















                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                             (thousands of dollars)



                                                       Three months ended
                                                     January 31   February 1,
                                                        1998         1997
                                                      --------     -------
Cash flows from operationg activities:
   Change in Net Liabilities                           $  --        $  --
   Adjustments to reconcile to net cash flows
    from operating activities:
     Decrease in estimated costs and interest
      during period liquidation                         (558)        (569)
     Increase in accured interest payable                566          567
     Other                                                 4           25
                                                       -----        -----
     Net cash provided by operating activities            12           23
                                                       -----        -----
   Cash flows from investing activities:
     Principal repayments on mortgage certificates       110          240
                                                       -----        -----
       Net cash provided by investing activities         110          240
                                                       -----        -----
   Cash flows from financing activities:
     Repayment of mortgage certificate borrowings       (133)        (268)
                                                       -----        -----
       Net cash used by financing activities            (133)        (268)
                                                       -----        -----
   Net decrease in cash and short-term investments       (11)          (5)

Cash and short-term investments -
     beginning of period                                 313          276
                                                       -----        -----
Cash and short-term investments -
     end of period                                     $ 302        $ 271
                                                       =====        =====
















                   The accompanying notes are an integral part
                         of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                January 31, 1998

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

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In June 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the Sate of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

At January 31, 1998, the Company had assets of $4.71 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of $4.11 million, thus having a net difference of approximately $600,000 available for holders of Senior Notes and Debentures. At January 31, 1998, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

* The Company's next fiscal year end, October 31, 1998, has been utilized as the liquidation date for the November 1, 1997 financial statements and the November 1, 1997 fiscal year end was utilized as the liquidation date for the November 2, 1996 financial statements. The Senior Notes July 15, 1996 due date was utilized as the liquidation date for the October 28, 1995 financial statements.

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

-----------------------------------------------------

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

At January 31, 1998, the Company's principal assets consisted of approximately $4.35 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At January 31, 1998, the Company had assets of $4.71 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of $4.11 million, thus having a net difference of approximately $600,000 available for holders of Senior Notes and Debentures. At January 31, 1998, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay the interest due January 15, 1995, July 15, 1995, January 15, 1996, July 15, 1996, January 15, 1997, July 15, 1997 and January 15,
1998 on its Convertible Debentures and such default continues. However, the trustee for the Convertible Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In June 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the Sate of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

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


Results of Operations
---------------------

     Interest income
     ---------------

Interest income decreased during the three months ended January 31, 1998 as compared to the prior year period primarily as a result of lower balances of investments in Mortgage Certificates.

     Interest expense
     ----------------

Interest expense decreased during the three months ended January 31, 1998 as compared to the prior year period primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred.

ITEM 3 - Defaults Upon Senior Securities
         -------------------------------

Although PNS paid the interest due on January 15, 1995 on its Senior Notes within the 30 day "grace" period, it failed to make the interest payment due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In June 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the Sate of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.



ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits - none filed with this report.

(b)      None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  PSS, INC.
                                                  (Registrant)




Date:    March 17, 1998                     By:  /s/ Mark Todes
                                                ----------------------------
                                                 Mark Todes, President