Form 10-Q
period 1998-05-02
PSS INC
filed 1998-06-16
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 2, 1998
                                   -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
--------------------------------------------------------------------------------
For Quarter ended  May 2, 1998              Commission file number 0-14900
                  -------------                                    -------

                                   PSS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            91-1335798
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    P.O. Box 21186, Seattle, WA                                 98111-3186
    ---------------------------                                 ----------
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code)           (206) 901-3790
                                                               --------------

             ------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [_]

The number of shares of common stock outstanding as of June 1, 1998: 19,473,728.

                                      INDEX
                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9


PART II.  OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities                                   11

Item 6.    Exhibits and Reports on Form 8-K                                  11

                                   PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                               Liquidation Basis
                                  (unaudited)
                             (thousands of dollars)



Assets:                                            2-May-98          1-Nov-97
                                                   ---------         ---------

     Cash and short-term investments               $     271         $     313

     Investment in mortgage certificates               4,248             4,459

     Interest receivable                                  53                57
                                                   ---------         ---------
          Total Assets                             $   4,572         $   4,829
                                                   =========         =========

Liabilities:

     Borrowings under mortgage certificate
      financing agreement                          $   3,814         $   4,073

     Accounts payable and accrued liabilities            164               169

     Reserve for estimated liquidation costs             158               151

     PNS 12-1/8% senior notes                          5,258             5,258

     Interest payable on PNS notes                     2,106             1,788

     Reserve for interest on PNS notes                   318               636

     PSS 7-1/8% debentures                            22,920            22,920

     Interest payable on PSS debentures                6,210             5,396

     Reserve for interest on PSS debentures              815             1,629
                                                   ---------         ---------
     Total liabilities                                41,763            42,020
                                                   ---------         ---------
     Net liabilities                               ($ 37,191)        ($ 37,191)
                                                   =========         =========




   The accompanying notes are an integral part of these financial statements.

                                   PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                               Liquidation Basis
                                  (unaudited)
                             (thousands of dollars)


                                                       Three months ended
                                                       ------------------
                                                   2-May-98          3-May-97
                                                   ---------         ---------

Investment income                                  $      84         $      99

Interest expense                                        (623)             (633)

General and Administrative Expense                       (28)              (32)

Decrease in reserve for estimated costs and
     interest during period of liquidation               567               566
                                                   ---------         ---------
Change in net liabilities                          $       0         $       0
                                                   =========         =========



                                                        Six months ended
                                                        ----------------
                                                   2-May-98          3-May-97
                                                   ---------         ---------

Investment income                                  $     170         $     197

Interest expense                                      (1,251)           (1,268)

General and Administrative Expense                       (44)              (64)

Decrease in reserve for estimated costs and
     interest during period of liquidation             1,125             1,135
                                                   ---------         ---------
Change in net liabilities                          $       0         $       0
                                                   =========         =========




   The accompanying notes are an integral part of these financial statements.

                                   PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Liquidation Basis
                                  (unaudited)
                             (thousands of dollars)


                                                        Six months ended
                                                        ----------------
                                                   2-May-98          3-May-97
                                                   ---------         ---------

Cash flows from operating activities:
  Change in net liabilities                        $       0         $       0

  Adjustments to reconcile to net cash flows from
       operating activities:
  Decrease in estimated cost and interest during      (1,125)           (1,135)
       liquidation period
  Increase in accrued interest payable                 1,132             1,133

  Other                                                   (1)              (17)
                                                   ---------         ---------

  Net cash provided by operating activities                6                15
                                                   ---------         ---------
Cash flows from investing activites:
  Principal repayments on mortgage certificates          211               328
                                                   ---------         ---------

  Net cash provided by investing activities              211               328
                                                   ---------         ---------

Cash flows from financing activities:
  Repayment of mortgage certificate borrowings          (259)             (285)

  Net cash used by financing activities                 (259)             (285)

  Net increase (decrease) in cash and short-term         (42)               58
   invetments

Cash and short-term investments-
     beginning of period                                 313               276
                                                   ---------         ---------
Cash and short-term investments-
     end of period                                 $     271         $     334
                                                   =========         =========


   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                   May 2, 1998

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

At May 2, 1998, the Company had assets of $4.57 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of $3.98 million, thus having a net difference of approximately $590,000 available for holders of Senior Notes and Debentures. At May 2, 1998, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

----------------------------------------------------

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

At May 2, 1998, the Company's principal assets consisted of approximately $4.25 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At May 2, 1998, the Company had assets of $4.57 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of $3.98 million, thus having a net difference of approximately $590,000 available for holders of Senior Notes and Debentures. At May 2, 1998, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

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

Results of Operations
---------------------

      Interest income
      ---------------

Interest income decreased during the three and six months ended May 2, 1998 as compared to the prior year period primarily as a result of lower balances of investments in Mortgage Certificates.

      Interest expense
      ----------------

Interest expense decreased during the three and six months ended May 2, 1998 as compared to the prior year period primarily due to lower investments in Mortgage Certificates and related borrowings upon which interest expense is incurred.

                                     PART II

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




                                                         PSS, INC.
                                                         (Registrant)




Date:    June 16, 1998                               By: /s/ MARK TODES
                                                         --------------
                                                         Mark Todes, President