Form 10-Q
period 1998-08-01
PSS INC
filed 1998-09-15
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 1, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ____________    to  ____________

--------------------------------------------------------------------------------

For Quarter ended  August 1, 1998           Commission file number 0-14900
                  ----------------                                 -------

                                    PSS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      91-1335798
  -------------------------------                       ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

    P.O. Box 2573 Seattle, WA                                   98111-2573
----------------------------------------                       -------------
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code)           (206) 901-3790
                                                               --------------

                       P.O. Box 21186, Seattle WA  98111-3186
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

                               Yes  X    No____

The number of shares of common stock outstanding as of  September 1, 1998:
19,473,728.

                                      INDEX
                                                                    Page
                                                                    -----
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

                                   PSS, INC.
                   Consolidated Statements of Net Liabilities
                               Liquidation Basis
                                  (unaudited)
                             (thousands of dollars)

                                                                              1-Aug-98      1-Nov-97
                                                                              ---------     ---------

Assets:
        Cash and short-term investments                                         $256            $313

        Investment in mortgage certificates                                    3,817           4,459

        Interest receivable                                                       48              57
                                                                             ---------       ---------
                Total Assets                                                  $4,121          $4,829
                                                                             ---------       ---------

Liabilities:

        Borrowings under mortgage certificate financing agreement             $3,409          $4,073

        Accounts payable and accrued liabilities                                 163             169

        Reserve for estimated costs during period of liquidation                 113             151

        PNS 12-1/8% senior notes                                               5,258           5,258

        Interest payable on PNS notes                                          2,265           1,788

        Reserve for interest on PNS notes during period of liquidation           159             636

        PSS 7-1/8% debentures                                                 22,920          22,920

        Interest payable on PSS debentures                                     6,617           5,396

        Reserve for interest on PSS debentures during period of liquidation      408           1,629
                                                                            ---------       ---------
        Total liabilities                                                     41,312          42,020
                                                                            ---------       ---------
        Net liabilities                                                     ($37,191)       ($37,191)
                                                                            =========       =========





   The accompanying notes are an integral part of these financial statements.

                                   PSS, INC.
             Consolidated Statements of Changes in Net Liabilities
                               Liquidation Basis
                                  (unaudited)
                             (thousands of dollars)


                                                                Three months ended
                                                                ------------------

                                                           1-Aug-98             2-Aug-97
                                                           --------             --------

Investment income                                                $28             $95

Interest expense                                                (621)           (645)

General and administrative expense                               (18)            (17)

Decrease in reserve for estimated costs and interest during
    period of liquidation                                        611             567
                                                                 ---             ---
Change in net liabilities                                         $0              $0
                                                                 ===             ===


                                                                Nine months ended
                                                                -----------------

                                                           1-Aug-98             2-Aug-97
                                                           --------             --------

Investment income                                               $198            $292

Interest expense                                              (1,872)         (1,913)

General and administrative expense                               (62)            (81)

Decrease in reserve for estimated costs and interest during
    period of liquidation                                      1,736           1,702
                                                               -----           -----
    Change in net liabilities                                     $0              $0
                                                               =====           =====





   The accompanying notes are an integral part of these financial statements.

                                   PSS, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                             (thousands of dollars)




                                                                          Nine months ended
                                                                          -----------------

                                                                      1-Aug-98       2-Aug-97
                                                                      --------       --------
Cash flows from operating activities:
  Change in net liabilities                                             $0              $0
  Decrease in unrealized appreciation on mortgage certificates          45              --
  Adjustments to reconcile to net cash flows from
     operating activities:
  Decrease in estimated costs and interest
     during period of liquidation                                   (1,736)         (1,702)
  Increase in accrued interest payable                               1,698           1,699
  Other                                                                  7              26
                                                                    --------       --------

  Net cash provided by operating activities                             14              23
                                                                    --------       --------
Cash flows from investing activities:
  Principal repayments on mortgage certificates                        593             523
                                                                    --------       --------

  Net cash provided by investing activities                            593             523
                                                                    --------       --------

Cash flows from financing activities:
  Repayment of mortgage certificate borrowings                        (664)           (495)
                                                                    --------       --------

  Net cash used by financing activities                               (664)           (495)
                                                                    --------       --------

Net increase (decrease) in cash and short-term investments             (57)             51
                                                                    --------       --------
Cash and short-term investments-
     beginning of period                                               313             276
                                                                    --------       --------
Cash and short-term investments-
     end of period                                                    $256            $327
                                                                    ========       ========





   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                 August 1, 1998

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

The Company failed to pay interest due January 15 and July 15 of 1995, 1996, 1997 and 1998 on its Debentures and such default continues. However, the trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

PNS failed to pay interest due July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In June 1997, the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

At August 1, 1998, the Company had assets of approximately $4.12 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $3.57 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At August 1, 1998, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

The financial statements presented herein include all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to present fairly operating results for the interim periods reported. The financial statements should be read in conjunction with the audited, annual financial statements for the year ended November 1, 1997, included in the Company's Annual Report on Form 10-K. Operating results for 1998 interim periods are not necessarily indicative of results to be expected for the entire year.

NOTE 2 - Liquidation Basis of Accounting
----------------------------------------

The Company's consolidated financial statements are presented utilizing the liquidation basis of accounting. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable and in this regard the Company has accrued future liabilities and estimated future net revenues from interest and other income associated with mortgage certificates to the liquidation date. The presentation of per share information on a liquidation basis is not considered meaningful and has been omitted.

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

      The Company's next fiscal year end, October 31, 1998, has been utilized as the liquidation date for the November 1, 1997 and interim 1998 financial statements and the November 1, 1997 fiscal year end was utilized as the liquidation date for the interim 1997 financial statements.

      The  reserve  for  estimated   costs  during  the  period  of  liquidation
      represents   estimates  of  future  costs  to  be  incurred   through  the
      liquidation date.

      Senior Notes and Debentures and related interest accrued are stated at face value.

      The reserve for interest during the period of liquidation represents interest on Senior Notes and Debentures through the liquidation date.


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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

At August 1, 1998, the Company's principal assets consisted of approximately $3.71 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At August 1, 1998, the Company had assets of approximately $4.12 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $3.57 million, thus having a net difference of approximately $550,000 available for holders of Senior Notes and Debentures. At August 1, 1998, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay the interest due January 15 and July 15 of 1995, 1996, 1997 and 1998 on its Convertible Debentures and such default continues. However, the trustee for the Convertible Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

PNS failed to pay interest due July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In June 1997, the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

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

Results of Operations
---------------------

         Investment income
         -----------------

As a result of declines in market values as well as due to principal repayments on mortgage certificates, unrealized appreciation on Mortgage Certificates decreased by $45,000 during the three months ended August 1, 1998, which represents the most significant reason for decreases in investment income during the 1998 interim periods as compared to 1997 periods. In addition, interest income decreased during the three and nine months ended August 1, 1998 as compared to comparative prior year periods as a result of lower average balances of investments in Mortgage Certificates.

         Interest expense
         ----------------

Interest expense decreased during the three and nine months ended August 1, 1998 as compared to comparative prior year periods primarily due to lower average balance of Mortgage Financing borrowings outstanding during the periods.

                                     PART II


ITEM 3 - Defaults Upon Senior Securities
         -------------------------------

PNS failed to pay interest due July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In June 1997, the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.



ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits - none filed with this report.

(b)      None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               PSS, INC.
                                               (Registrant)




Date:    September 15, 1998                    By:      /s/ MARK TODES
                                                        ---------------------
                                                        Mark Todes, President