Form 10-K
period 1998-10-31
PSS INC
filed 1999-01-29
CIK 793322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________     to   ___________

--------------------------------------------------------------------------------

Commission file number      0-14900
                          ------------

                                      PSS, Inc.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          91-1335798
  ------------------------------                            ------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

     P.O. Box 2573, Seattle, WA                              98111-2573
 --------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code) (206) 901-3790
                                                     ----------------

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

The  number of shares  of common  stock  outstanding  as of  October  31,  1998:
19,473,728.

Documents incorporated by reference:  None.
-----------------------------------

                                     PART I
                                     ------

ITEM 1 - BUSINESS
-----------------

PSS, Inc. ("PSS"), through its wholly owned subsidiary, PNS Inc. ("PNS"), owns PSSC Inc. ("PSSC"); together, PSS, PNS and PSSC are referred to collectively as the "Company".

The Company owns pass-through and participation certificates issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. At October 31, 1998, the Company's principal assets consisted of approximately $3.7 million of Mortgage Certificates from which interest income is earned. The Mortgage Certificates are financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing"). The principal obligations of the Company are the Mortgage Financing borrowings, the PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and the PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures"), upon which interest expense is incurred.

See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding the status of the Company's defaults on the Senior Notes and Debentures and factors upon which the Company's future operating results, liquidity, capital resources are primarily dependent.


ITEM 2 - PROPERTIES
-------------------

None

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

The Company has been named as a defendant in a case in the United States District Court for the district of Alaska concerning allegations that a firearm was negligently designed and manufactured resulting in injury to the plaintiff. The Company was sued based upon a sales receipt bearing the Pay'N Save name. The sale, however, took place after all the assets of Pay'N Save were sold by the Company to Thrifty Corporation, a subsidiary of Pacific Enterprises. An answer has been interposed on behalf of the Company and documents have been provided to plaintiff's counsel to demonstrate the sale of assets and that any liabilities subsequently arising would not be the obligations of the Company. To date, plaintiff's counsel has been unwilling to discontinue the action. Company counsel is involved in motion practice involving the discontinuance of the Company from the claim. Management of the Company believes that the case will ultimately be discontinued or dismissed as to the Company without liability, aside from defense costs.

In the opinion of management, there are no other legal proceedings pending to which the Company is a party or of which any of its assets is the subject.

ITEM 4 - SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

                                     PART II
                                     -------

ITEM 5 - MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS
-------

Market Information

The Company's common stock is traded over-the-counter. High and low prices are the high and low bids as reported by National Quotation Bureau, Inc., which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not represent actual transactions. The high and low prices for the stock during the two years ended October 31, 1998 has been $0.01 per share, except that the low prices during the last two fiscal quarters of 1998 were reported as being less than $0.01 per share.

Holders

As of December 1, 1998, there were 968 holders of record of the Company's common stock.

Dividends on Common Stock

The Company has never paid a dividend and does not anticipate paying dividends for the foreseeable future. The indentures governing the Company's Senior Notes and Debentures contain covenants which restrict the ability of the Company to pay dividends (see Note 5 to the financial statements).

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The following selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. As explained in Note 2 to the financial statements, information for periods subsequent to October 29, 1994 is presented on a liquidation basis. Presentation of per share information on a liquidation basis is not considered meaningful and has been omitted.


                                                                  Year Ended
                                                                  ----------
                                 October         November         November        October        October
                                 31, 1998        1, 1997          2, 1996         28, 1995       29, 1994
                                -------------------------------------------------------------------------
                                              (thousands of dollars, except per share data)

Income Statement Data:

Increase in Net Liabilities      $(2,265)        $(2,265)        $(3,020)        $(4,231)

Loss before extraordinary items                                                                   $(2,141)

Net income                                                                                         $9,568 (1)

Net income per common share                                                                          0.49


(1) Includes pre-tax extraordinary gains on early extinguishment of debt of approximately $13 million.



                                October       November      November        October        October
                                31, 1998      1, 1997       2, 1996         28, 1995       29, 1994
                               ---------------------------------------------------------------------


Balance Sheet Data:

Total Assets                    $3,984        $4,829          $5,591         $5,927          $11,383

Short-term borrowings            3,270         4,073           4,922          5,278           10,192

Long-term debt                  28,178        28,178          28,178         28,178           28,159

Total Lliabilities              43,440        42,020          40,517         37,833           39,058

Stockholders' deficit                                                                       $(27,675)

Net Liabilities               $(39,456)     $(37,191)       $(34,926)      $(31,906)



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources

At October 31, 1998, the Company's principal assets consisted of approximately $3.7 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At October 31, 1998, the Company had assets of approximately $3.98 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of $3.44 million, thus having a net difference of approximately $540,000 available for holders of Senior Notes and Debentures. At October 31, 1998, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding, such outstanding amounts being unchanged since 1995.

The Company failed to pay the interest due January 15 and July 15, 1995, 1996, 1997 and 1998 on its Debentures and such default continues. However, the trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

PNS failed to pay interest due July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal of its Senior Notes which became due on July 15, 1996. All such defaults continue. In June 1997, the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

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

Results of Operations

         Investment income

Interest income for each of the years ended October 31, 1998, November 1, 1997, and November 2, 1996 decreased as compared to the immediate preceding year primarily as a result of lower balances of investments in Mortgage Certificates. The weighted average interest income rate earned on the Mortgage Certificates approximated 7.7%, 7.7% and 7.9% during the years ended October 31, 1998, November 1, 1997, and November 2, 1996, respectively.

Included in investment income are unrealized gains (or losses) resulting from increases (or decreases) in unrealized appreciation resulting from mark-to-market adjustments on Mortgage Certificates. As a result of declines in market values as well as due to principal repayments on Mortgage Certificates, unrealized appreciation resulting from mark-to-market adjustments decreased during the year ended October 31, 1998 by $47,000. Increases in market values resulted in increases in unrealized appreciation during the years ended November 1, 1997 and November 2, 1996 of approximately $64,000 and $25,000, respectively.

         Interest expense

Interest expense for each of the years ended October 31, 1998, November 1, 1997, and November 2, 1996, decreased as compared to the immediate preceding year primarily due to lower average balances of Mortgage Financing borrowings outstanding during the periods. The weighted average interest expense rate on Mortgage Certificate related borrowings approximated 6.0%, 6.0%, and 5.6% during the years ended October 31, 1998, November 1, 1997, and November 2, 1996, respectively.

         Year 2000

The Company has contacted significant service providers to determine the extent to which the Company may be vulnerable to third-party Year 2000 issues. Based on current information, management believes that modifications necessary to operate and effectively manage the Company will be performed by the Year 2000 and that related costs will not have a material impact on the Company's results of operations, cash flow or financial condition of future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company's investment in mortgage certificates is a market risk sensitive instrument relative primarily to interest rate risk. The investment represents a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation in 1990 with an original principal of approximately $11 million and a 2020 maturity date. The Company's average investment approximated $4.1 million, $4.9 million and $5.5 million during the fiscal years ended October 31, 1998, November 1, 1997 and November 2, 1996, respectively. The investment in mortgage certificates has declined over the past three years due primarily to principal repayments from the underlying mortgages within the mortgage certificate pool. Specifically, principal repayments have approximated 15% to 20% of the mortgage investment during each of the past two fiscal years. The rate of interest to be earned on the mortgage certificates is adjustable based on general interest rate trends, with certain maximums, including limits of 2% for annual rate changes and interest rate maximums of approximately 13%. Interest rates on the underlying mortgages are adjusted, as applicable, throughout the year. The weighted average interest income rates earned on the mortgage certificates approximated 7.7% during each of the past two fiscal years and the interest rate at October 31, 1998 approximated 7.6%.

Mortgage certificates are financed with borrowings from an investment bank, such borrowing being secured by the mortgage certificates and payable on demand. Borrowings bear interest at rates generally approximating the three month Federal Funds rate plus 25 to 75 basis points. The Company's average borrowings approximated $3.7 million, $4.6 million and $5 million during the fiscal years ended October 31, 1998, November 1, 1997 and November 2, 1996, respectively. The borrowings have declined over the past three years due primarily to applying principal repayments from the mortgage certificates to repay borrowings. The weighted average interest expense rates incurred on the borrowings approximated 6% during each of the past two fiscal years and the interest rate at October 31, 1998 approximated 6%.

Generally, a decline in interest rates would result in a decrease in interest rates earned on mortgage certificates as underlying mortgages would likely adjust interest rates down, however such adjustment would occur throughout the year. Interest rates paid on borrowings would likely decline on a more immediate basis. The timing of when interest income and expense rates are effected historically has resulted in a short-term margin improvement during periods of interest rate declines. The market price of mortgage certificates has historically increased as interest rates decline. During periods of interest rate increases, the opposite is the case.

In the Company's circumstances, whereby its future operating results and financial condition are primarily dependent upon actions to be taken with respect to the Company's Senior Notes and Debentures, both of which are in default, and its financial statements are presented on a liquidation basis utilizing a liquidation date in October 1999, additional quantitative and qualitative disclosures about market risk, including projections of future cash flows, have not been presented.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

         Financial statements                                               Page
         --------------------                                               ----

         Report of Independent Accountants                                     9
         Consolidated Statements of Net Liabilities                           10
         Consolidated Statements of Changes of Net Liabilities                11
         Consolidated Statements of Cash Flows                                12
         Notes to Financial Statements                                        13

         Financial statement schedules
         -----------------------------

         Financial statement schedule information is presented in the financial statements.

SUPPLEMENTARY FINANCIAL INFORMATION
-----------------------------------

         Selected quarterly financial data (unaudited)                        19
         ---------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of PSS, Inc.



We have audited the accompanying consolidated statements of net liabilities (liquidation basis) of PSS, Inc. and its subsidiaries as of October 31, 1998 and November 1, 1997, and the related consolidated statements of changes in net liabilities (liquidation basis) and of cash flows for the years ended October 31, 1998, November 1, 1997 and November 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of PSS, Inc. and its subsidiaries at October 31, 1998 and November 1, 1997, and the changes in their net liabilities (liquidation basis) and their cash flows for the years ended October 31, 1997, November 1, 1997 and November 2, 1996, in conformity with generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP

Seattle, Washington
December 14, 1998

                                   PSS, INC.
                   Consolidated Statements of Net Liabilities
                              (Liquidation Basis)
                             (thousands of dollars)


                                                                       October       November
                                                                      31, 1998       1, 1997
                                                                      ------------------------

Cash and short-term investments                                           $239            $313

Investment in mortage certificates                                       3,700           4,459

Accrued interest receivable                                                 45              57
                                                                      ---------       ---------

                         Total Assets                                    3,984           4,829
                                                                      ---------       ---------

Borrowings under mortgage certificate financing agreement                3,270           4,073
Accounts payable and accrued liabilities                                   177             169
Reserve for estimated costs during period of liquidation                   102             151
PNS 12 1/8% senior notes                                                 5,258           5,258
Accrued interest payable on PNS notes                                    2,424           1,788
Reserve for interest on PNS notes during period of liquidation             636             636
PSS 7 1/8% debentures                                                   22,920          22,920
Accrued interest payable on PSS debentures                               7,024           5,396
Reserve for interest on PSS debentures during period of liquidation      1,629           1,629
                                                                      ---------       ---------

                         Total Liabilities                              43,440          42,020
                                                                      ---------       ---------

                         Net Liabilities                              ($39,456)       ($37,191)
                                                                      =========       =========


   The accompanying notes are an integral part of these financial statements.

                                  PSS, INC.
             Consolidated Statements of Changes in Net Liabilities
                              (Liquidation Basis)
                             (thousands of dollars)

                                                                       Year Ended
                                                                       ----------

                                                   October        November         November
                                                   31, 1998       1, 1997          2, 1996
                                                   -----------------------------------------
Investment income                                    $270            $446            $459

Interest expense                                   (2,490)         (2,546)         (2,601)

General and administrative expense                    (94)           (104)           (197)

Decrease in reserve for estimated costs
     and interest during period of liquidation      2,314           2,204           1,674

Provision for estimated costs and interest
     during period of liquidation                  (2,265)         (2,265)         (2,355)
                                                  --------        --------        --------

Increase in Net Liabilities                       $(2,265)        $(2,265)        $(3,020)
                                                  ========        ========        ========






   The accompanying notes are an integral part of these financial statements.

                                   PSS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                                       Year ended
                                                                       ----------

                                                        October        November       November
                                                        31, 1998       1, 1997         2, 1996
                                                        ----------------------------------------



Cash flows from operating activities:

     Increase in Net Liabilities                         $(2,265)      $(2,265)        $(3,020)

     Decrease (increase) in unrealized appreciation           47           (64)            (25)

     Adjustments to reconcile to net cash flows from operating activities:

     Increase (decrease) in estimated costs and interest
        during period of liquidation                         (49)           61             681

     Increase in accrued interest payable                  2,264         2,265           2,308

     Other                                                    20            34              62
                                                            ----          ----            ----

Net cash provided by operating activities                     17            31               6
                                                            ----          ----            ----
Cash flows from investing activities:

     Principal repayments on mortgage certificates           712           855             615
                                                            ----          ----            ----

Net cash provided by investing activities                    712           855             615
                                                            ----          ----            ----

Cash flows from financing activities:

     Repayment of mortgage certificate borrrowings          (803)         (849)           (356)
                                                           -----         -----           -----

Net cash used by financing activities                       (803)         (849)           (356)
                                                           -----         -----           -----

Net increase (decrease) in cash and short-term investments   (74)           37             265


     Cash and short-term investments at beginning of year    313          $276             $11
                                                           -----         -----           -----

     Cash and short-term investments at end of year         $239          $313            $276
                                                           =====         =====           =====




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

The Company failed to pay the interest due January 15 and July 15, 1995, 1996, 1997 and 1998 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

PNS failed to pay interest due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal on its Senior Notes which became due on July 15, 1996. All such defaults continue. In June 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

At October 31, 1998, the Company had assets of approximately $3.98 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $3.44 million, thus having a net difference of approximately $540,000 available for holders of Senior Notes and Debentures. At October 31, 1998, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $636,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, October 30, 1999, has been utilized as the liquidation date for the October 31, 1998 financial statements, the October 31, 1998 fiscal year end was utilized as the liquidation date for the November 1, 1997 financial statements, and the November 1, 1997 fiscal year end was utilized as the liquidation date for the November 2, 1996 financial statements.

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

----------------------------------------------------

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

During the fiscal years ended October 31, 1998, November 1, 1997, and November 2, 1996 the Company's actual net excess of costs incurred over net investment income reasonably approximated the recorded reserve for such years.

Presentation of per common share information on a liquidation basis is not considered meaningful and has been omitted.

NOTE 3 - Summary of Accounting Principles
-----------------------------------------

Cash and Short-Term Investments

Cash and short-term investments, having maturities of three months or less when purchased, are primarily comprised of interest-bearing short-term bank deposits.

Investment in Mortgage Certificates

The investment in Mortgage Certificates is recorded at estimated fair value, based upon market prices obtained from an investment bank. Gains and losses realized upon sale of Mortgage Certificates and unrealized gains and losses resulting from mark-to-market adjustments are included in investment income.

Accounting Estimates

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

Reclassification

Certain amounts in prior period financial statements have been reclassified to conform with current year classifications.

NOTE 4 - Investment in Mortgage Certificates
--------------------------------------------

Mortgage Certificates are financed with borrowings provided by an investment bank pursuant to a letter agreement (the "Financing Agreement"). Borrowings pursuant to the Financing Agreement (the "Mortgage Financing") are secured by the Mortgage Certificates. In the event of a decrease in the aggregate market value of the Mortgage Certificates below the requirements of the Financing
Agreement, additional collateral is required. Principal and interest payments received on Mortgage Certificates are maintained in an interest earning account and are released to the Company, at its request, after all interest and any "mark-to-market" indebtedness then due have been paid. The Mortgage Financing is payable on demand and generally bears interest at rates approximating the three month Federal Funds Rate plus 25 to 75 basis points. Mortgage Financing borrowings and related interest rates approximated $3.3 million and 6% at October 31, 1998, and $4.1 million and 6% at November 1, 1997, respectively. During the years ended October 31, 1998, November 1, 1997, and November 2, 1996, the average balance of mortgage related borrowings outstanding approximated $3.7 million, $4.6 million, and $5 million, and the weighted annual average interest expense rates approximated 6.0%, 6.0%, and 5.6%, respectively.

At October 31, 1998, the interest rate to be earned on the Mortgage Certificates approximated 7.6% as determined on a basis that interest rates do not change. The rate of interest on the Mortgage Certificates is adjustable based on general interest rate trends with certain maximums, including limits of 2% for annual interest rate changes and interest rate maximums of approximately 13%. The weighted average interest income rates earned on the Mortgage Certificates approximated 7.7%, 7.7%, and 7.9%, during the years ended October 31, 1998, November 1, 1997, and November 2, 1996, respectively.

NOTE 5 - Subordinated Debt
--------------------------

Subordinated debt and related interest payable through the balance sheet dates are summarized as follows (thousands of dollars):

                                     October  31,         November 1,
                                       1998                  1997
                                     ------------         ----------

PNS 12-1/8% Senior Notes               $  5,258          $   5,258
Interest payable on Senior Notes          2,424              1,788
                                          -----              -----
                                       $  7,682          $   7,046
                                          =====              =====

PSS 7-1/8% Debentures                  $ 22,920          $  22,920
Interest payable on Debentures            7,024              5,396
                                         ------             ------
                                       $ 29,944          $  28,316
                                         ======             ======

--------------------------------------

In July 1986, the Company completed three public securities offerings (the "Public Offerings"). PNS issued $150 million of Senior Notes (at a price of 98.6%) and PSS sold 3.25 million shares of its common stock and issued at par $150 million of Debentures convertible to PSS common stock at $19.68 per share (the conversion price is subject to adjustment in the case of dilution). PSS invested the net proceeds from its two offerings in PNS, in the form of a contribution to capital and an intercompany debenture between PNS and PSS (the "Intercompany Debenture") in the amount of $150 million with substantially the same interest rate and redemption provisions as the Debentures. At October 31, 1998, the Intercompany Debenture approximated $1.4 million.

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


NOTE 6 - Income Taxes
---------------------

Due to losses for each of the years ended October 31, 1998, November 1, 1997 and November 2, 1996, there was no provision for income taxes recorded.

As of October 31, 1998, for income tax purposes, net operating loss carryforwards, which begin to expire in 2001, approximate $144 million. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which could be utilized.

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

NOTE 8 - Contingencies
----------------------

The Company has been named as a defendant in a case in the United States District Court for the district of Alaska concerning allegations that a firearm was negligently designed and manufactured resulting in injury to the plaintiff. The Company was sued based upon a sales receipt bearing the Pay'N Save name. The sale, however, took place after all the assets of Pay'N Save were sold by the Company to Thrifty Corporation, a subsidiary of Pacific Enterprises. An answer has been interposed on behalf of the Company and documents have been provided to plaintiff's counsel to demonstrate the sale of assets and that any liabilities subsequently arising would not be the obligations of the Company. To date, plaintiff's counsel has been unwilling to discontinue the action. Company counsel is involved in motion practice involving the discontinuance of the Company from the claim. Management of the Company believes that the case will ultimately be discontinued or dismissed as to the Company without liability, aside from defense costs.

NOTE 9 - Selected Quarterly Financial Data (Unaudited)
------------------------------------------------------

Selected quarterly financial data are as follows (thousands of dollars):


                                                              Fiscal Quarters Ended
                                                              ---------------------

                                               October         August       May      January
                                               31, 1998        1, 1998     2, 1998   31, 1998
                                              ------------------------------------------------



Decrease in reserve for estimated costs and
interest during period of liquidation              $578           $611        $567       $558

Provision for estimated costs and interest
during period of liquidation                     (2,265)           ---         ---        ---

Increase in Net Liabilities                      (2,265)           ---         ---        ---


                                                              Fiscal Quarters Ended
                                                              ---------------------

                                               November         August        May      February
                                               1, 1997          2, 1997      3, 1997   1, 1997
                                              ---------------------------------------------------


Decrease in reserve for estimated costs and
interest during period of liquidation              $502            $567         $566      $569

Provision for estimated costs and interest
during period of liquidation                     (2,265)            ---          ---      ---

Increase in Net Liabilities                      (2,265)            ---          ---      ---





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

                                                Present Principal
Name and Position                               Occupation or Employment
 With the Company                  Age          and Five Year Employment History
------------------                 ---          --------------------------------


Mark Todes                         43           President  and Director of the
President and Director                          Company    since   May   1996.
                                                President of City Realty, Inc.
                                                since   May   1996   and  Vice
                                                President    of    200    West
                                                Holdings,  Ltd. (a real estate
                                                holding    company    and    a
                                                subsidiary of City Realty) for
                                                more   than  5   years   prior
                                                thereto.   Vice  President  of
                                                Seacorp since July 1996.

Gerald P. Nathanson                62           Director of the Company  since
Director                                        October 1986. During 1996, Mr.
                                                Nathanson, a private investor,
                                                left the  employ of L.Luria (a
                                                retail company).  He served as
                                                Chief Executive  Officer of US
                                                Holographics        (marketing
                                                company    for     holographic
                                                products)  from  April 1992 to
                                                December 1995.

Carite L. Torpey                   50           Vice President,  Secretary and
Vice President, Secretary                       Treasurer of the Company since
and Treasurer                                   July   1997   and    Assistant
                                                Secretary   for  more  than  5
                                                years  prior   thereto.   Vice
                                                President of TG Services, Inc.
                                                since July 1998 and  Assistant
                                                Vice  President  and Assistant
                                                Secretary   since  July  1996.
                                                Employed by The Trump Group (a
                                                private  investment   company)
                                                for  more  than 5 years  prior
                                                hereto.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of December 31, 1998, information concerning the beneficial ownership of the common stock of the Company by (i) persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each of the directors of the Company and (iii) all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares. Unless otherwise specified, the address for all directors is the address of the Company's executive offices. The address for Messrs. Julius and Eddie Trump is the address set forth below for Seacorp. The address for Mr. Christopher Podoll is the address set forth below for Zimmerman Retailing Group Limited.

                                        Amount and Nature
                                            of Beneficial             Percent
Name                                          Ownership               of Class
----                                    -----------------             --------

Christopher Podoll (a)                      2,391,079                  12.28%
Zimmerman Retailing Group Limited (a)       2,391,079                  12.28%
 P.O. Box 948
 Route 2, Pleasant Plain Road
 Fairfield, IA 52556
Seacorp, Inc. (b)                           8,014,705                  41.1%
 P.O. Box 2573
 Seattle, WA 98111
Eddie Trump (b)                             8,014,705                  41.1%
Julius Trump (b)                            8,014,705                  41.1%
All Directors and Executive Officers as
 a Group (2 persons)                                0                     0%

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


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

None

                           PART IV. OTHER INFORMATION
                           --------------------------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

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

         3.2  Certificate of Amendment of         Incorporated by reference from
              Certificate of Incorporation of     Exhibit      3.2     to    the
              the Registrant                      Registration Statement.

         3.3  Certificate  of Amendment of        Incorporated by reference from
              Certificate of  Incorporation       Exhibit   3.1   to   Quarterly
              of the Registrant                   Report  on Form  10-Q  for the
                                                  quarter ended July 30, 1988.

         3.4  Certificate  of Amendment of        Incorporated by reference from
              Certificate of  Incorporation       Exhibit   3.4  to  the  Annual
              of the Registrant                   Report  on Form  10-K  for the
                                                  year ended October 31, 1992.

         3.5  By-Laws of the Registrant           Incorporated by reference from
                                                  Exhibit     3.3     to     the
                                                  Registration Statement.


         4.1  Indenture between the Registrant    Incorporated by reference from
              Inc. and United States Trust        Exhibit     4.1     to     the
              Company of New York, as Trustee, Registration Statement. relating to the 7-1/8%
              Convertible Debentures due
              July 15, 2006 (including the
              form of Convertible Debenture).

         4.2  First  Supplemental  Indenture be-  Incorporated by reference from
              tween the  Registrant  and          Exhibit  4.1 to the  Quarterly
              United States Trust Company of      Report   on  Form   10-Q   for
                                                  quarter  ended April 30, 1988.

               New York as  Trustee, relating
               to the 7-1/8%  Convertible
               Debentures  due July 15, 2006.

         4.3 Indenture between PNS Inc. and Incorporated by reference from Norwest Bank Minneapolis, Nat- Exhibit 4.1 to the ional Association as Trustee, Registration Statement on Form relating to the 12-1/8% Senior S-1 (File No. 33-5591) of PNS
               Subordinated Notes due July 15,    Inc.
               1996 (including the form of
               Senior Subordinated Note.


         4.4 First Supplemental Indenture be- Incorporated by reference from tween PNS Inc., and Norwest Bank Exhibit 4.2 to the Quarterly Minnesota, National Association Report on Form 10-Q for the
              as Trustee,  relating to the        quarter ended April 30, 1988.
              12-1/8% Senior Subordinated
              Notes due July 15, 1996.

10.5          Letter Agreement dated              Incorporated by reference from
              February 9, 1990 by and among       Exhibit   (i)   to   Quarterly
              PSSC Inc. and Bear Stearns &        Report  on form  10-Q  for the
              Co., Inc. for the purchase and the  quarter   ended   February  3,
              financing of adjustable-rate        1990.
              mortgages.

22.1          Subsidiaries of the Registrant.     Incorporated by reference from
                                                  Exhibit   22.to   the   Annual
                                                  Report  on Form  10-K  for the
                                                  year ended October 31, 1992.

                                   SIGNATURES
                                   -----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PSS, INC.
                                                (Registrant)




Date:  December 30, 1998                    By:   /s/ MARK TODES
                                                 -------------------------------
                                                      Mark Todes, President and
                                                                  Director