Form 10-Q
period 1999-01-30
PSS INC
filed 1999-03-16
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  January 30, 1999
                                ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to



For Quarter ended  January 30, 1999            Commission file number 0-14900
                  -----------------                                   -------

                                   PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        91-1335798
   -----------------------------                           ---------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

    P.O. Box 2573, Seattle, WA                                98111-2573
---------------------------------------                    --------------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)           (206) 901-3790
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

The number of shares of common stock outstanding as of March 1, 1999: 19,473,728.

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

4.Submission of Matters to a Vote of Security Holders                 (a)

5.Other Information                                                   (a)

6.Exhibits and Reports on Form 8-K                                    (a)




-------------------------------
(a) These items are inapplicable or have a negative response and have therefore been omitted.




                                    PSS, INC.
                   Consolidated Statements of Net Liabilities
                               (Liquidation Basis)
                                   (unaudited)
                             (thousands of dollars)

                                                                        January 30,        October 31,
                                                                          1999                  1998



Assets:
  Cash and short-term investments                                   $      210              $      239
  Investment in mortgage certificates                                    3,526                   3,700
  Accrued interest receivable                                               42                      45
                                                                        ------                   -----

         Total Assets                                                    3,778                   3,984
                                                                       -------                  ------

Liabilities:
  Borrowings under mortgage certificate
   financing agreement                                                   3,089                   3,270
  Accounts payable and accrued liabilities                                 162                     177
  Reserve for estimated costs during
   period of liquidation                                                    92                     102
  PNS 12-1/8% senior notes                                               5,258                   5,258
  Interest payable on PNS notes                                          2,583                   2,424
  Reserve for interest on PNS notes during
   period of liquidation                                                   477                     636
  PSS 7-1/8% debentures                                                 22,920                  22,920
  Interest payable on PSS debentures                                     7,431                   7,024
  Reserve for interest on PSS debentures
   during period of liquidation                                          1,222                   1,629
                                                                      --------                 -------

Total Liabilities                                                       43,234                  43,440
                                                                      --------                 -------

Net Liabilities                                                      $ (39,456)              $ (39,456)
                                                                      ========                  ======



                   The accompanying notes are an integral part
                         of these financial statements.



                                    PSS, INC.
              Consolidated Statements of Changes in Net Liabilities
                               (Liquidation Basis)
                                   (unaudited)
                             (thousands of dollars)



                                                                                Three months ended
                                                                           January 30,     January 31,
                                                                           1999                 1998
                                                                       -----------          -----------

Investment income                                                     $        53         $       86

Interest expense                                                             (613)              (628)

General and administrative expense                                            (16)               (16)

Decrease in reserve for estimated costs and interest
 during period of liquidation                                                 576                558
                                                                             ----               ----

Change in Net Liabilities                                             $        --        $        --
                                                                          =======           ========





                   The accompanying notes are an integral part
                         of these financial statements.



                                    PSS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (thousands of dollars)

                                                                              Three months ended
                                                                           January 30,  January 31,
                                                                              1999           1998
                                                                          -----------      ---------

Cash flows from operating activities:
 Change in Net Liabilities                                                 $    --         $     --
Adjustments to reconcile to net cash flows
  from operating activities:
    Decrease in unrealized appreciation on mortgage
     certificates                                                               13
   Decrease in estimated costs and interest
    during period of liquidation                                              (576)            (558)
   Increase in accrued interest payable                                        566              566
   Other                                                                       (12)               4
                                                                             -----            -----

   Net cash provided (used) by operating activities                             (9)              12
                                                                             -----            -----

Cash flows from investing activities:
 Principal repayments on mortgage certificates                                 161              110
                                                                             -----            -----

   Net cash provided by investing activities                                   161              110
                                                                             -----            -----

Cash flows from financing activities:
  Repayment of mortgage certificate borrowings                                (181)            (133)
                                                                             -----            -----

    Net cash used by financing activities                                     (181)            (133)
                                                                             -----            -----

Net decrease in cash and short-term
  investments                                                                  (29)             (11)

Cash and short-term investments -
 beginning of period                                                           239              313
                                                                             -----           ------
Cash and short-term investments -
 end of period                                                              $  210          $   302
                                                                             =====           ======




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

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998 and January 15, 1999 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

PNS failed to pay interest due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

At January 30, 1999, the Company had assets of approximately $3.78 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $3.25 million, thus having a net difference of approximately $530,000 available for holders of Senior Notes and Debentures. At January 30, 1999, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $636,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, October 30, 1999, has been utilized as the liquidation date for the January 30, 1999 financial statements and the October 31, 1998 fiscal year end was utilized as the liquidation date for the January 31, 1998 financial statements

         o Mortgage Certificates and related interest receivable are stated at estimated market value.

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

NOTE 3 - Income Taxes

As a result of losses for each of the interim periods, there was no provision for income taxes recorded.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

At January 30, 1999, the Company's principal assets consisted of approximately $3.53 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due.
PNS, like its parent company, has a stockholder's deficit.

At January 30, 1999, the Company had assets of approximately $3.78 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $3.25 million, thus having a net difference of approximately $530,000 available for holders of Senior Notes and Debentures. At January 30, 1999, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998 and January 15, 1999 on its Convertible Debentures and such default continues. The trustee for the Convertible Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

PNS failed to pay interest due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

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

Results of Operations
---------------------

     Interest income
     ---------------

Interest income decreased during the three months ended January 30, 1999 as compared to the prior year period primarily as a result of lower balances of investments in Mortgage Certificates and a decrease in unrealized appreciation of investments in Mortgage Certificates due primarily to principal repayments.

     Interest expense
     ----------------

Interest expense decreased during the three months ended January 30, 1999 as compared to the prior year period primarily due to lower average balances of Mortgage Financing borrowings outstanding during the current year period.

ITEM 3 - Defaults Upon Senior Securities
         -------------------------------

PNS failed to pay interest due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.



ITEM 6 - Exhibits and Reports on Form 8-K
         ---------------------------------

         (a)      Exhibits - none filed with this report.

         (b)      None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              PSS, INC.
                                              (Registrant)




Date:    March 16, 1999                       By: /s/ Mark Todes
                                                  ------------------------------
                                                      Mark Todes, President