Form 10-Q
period 1999-05-01
PSS INC
filed 1999-06-14
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 1, 1999
                                    -----------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________   to
--------------------------------------------------------------------------------
For Quarter ended  May 1, 1999              Commission file number 0-14900
                  -------------                                    -------

                                    PSS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     91-1335798
   ------------------------------                     ----------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    P.O. Box 2573, Seattle, WA                           98111-2573
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)      (206) 901-3790
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

                               Yes  X    No____

The number of shares of common stock outstanding as of June 1, 1999: 19,473,728.

                                      INDEX
                                                                    Page
                                                                    ----
PART I. FINANCIAL INFORMATION

1. Financial Statements                                                3

2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                8


PART II.  OTHER INFORMATION

1. Legal Proceedings                                                  10

2. Changes in Securities                                             (a)

3. Defaults Upon Senior Securities                                    10

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

                                   PSS, INC.
                   Consolidated Statements of Net Liabilities
                               Liquidation Basis
                                  (unaudited)
                             (thousands of dollars)


Assets:                                                                          1-May-99                31-Oct-98
                                                                              -----------              -----------

        Cash and short-term investments                                            $189                     $239

        Investment in mortgage certificates                                       3,339                    3,700

        Interest receivable                                                          40                       45
                                                                             ----------               ----------

                Total Assets                                                      3,568                    3,984
                                                                             ----------               ----------

Liabilities:

        Borrowings under mortgage certificate financing agreement                 2,899                    3,270

        Accounts payable and accrued liabilities                                    156                      177

        Reserve for estimated liquidation costs                                      78                      102

        PNS 12-1/8% senior notes                                                  5,258                    5,258

        Interest payable on PNS notes                                             2,742                    2,424

        Reserve for interest on PNS notes                                           318                      636

        PSS 7-1/8% debentures                                                    22,920                   22,920

        Interest payable on PSS debentures                                        7,838                    7,024

        Reserve for interest on PSS debentures                                      815                    1,629
                                                                             ----------               ----------

        Total liabilities                                                        43,024                   43,440
                                                                             ----------               ----------

        Net liabilities                                                        ($39,456)                ($39,456)
                                                                             ==========               ==========


   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
              Consolidated Statements of Changes in Net Liabilities
                                Liquidation Basis
                                   (unaudited)
                             (thousands of dollars)


                                                                          Three months ended
                                                                          ------------------

                                                                   1-May-99                2-May-98
                                                                   --------                --------

Investment income                                                        $45                 $84

Interest expense                                                        (607)               (623)

General and administrative expense                                       (18)                (28)

Decrease in reserve for estimated costs and interest during
    period of liquidation                                                580                 567
                                                                    --------             -------

Change in net liabilities                                                 $0                  $0
                                                                    ========             =======


                                                                           Six months ended
                                                                           ----------------

                                                                   1-May-99              2-May-98
                                                                   --------              --------

Investment income                                                        $98                $170

Interest expense                                                      (1,220)             (1,251)

General and administrative expense                                       (34)                (44)

Decrease in reserve for estimated costs and interest during
    period of liquidation                                              1,156               1,125
                                                                     -------             -------

   Change in net liabilities                                              $0                  $0
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

                                   PSS, INC.
                     Consolidated Statements of Cash Flows
                               Liquidation Basis
                                  (unaudited)
                             (thousands of dollars)


                                                                    Six months ended
                                                                    ----------------

                                                            1-May-99                2-May-98
                                                            --------                --------
Cash flows from operating activities:
Change in net liabilities                                        $0                       $0
Adjustments to reconcile to net cash flows from
     operating activities:
Decrease in unrealized appreciation on MBSI                      31
Decrease in estimated cost and interest
     during liquidation period                               (1,156)                  (1,125)
Increase in accrued interest payable                          1,132                    1,132
Other                                                           (16)                      (1)

Net cash provided (used) by operating activities                 (9)                       6

Cash flows from investing activities:
Principal repayments on mortgage certificates                   330                      211

Net cash provided by investing activities                       330                      211

Cash flows from financing activities:
Repayment of mortgage certificate borrowings                   (371)                    (259)

Net cash used by financing activities                          (371)                    (259)

Net decrease in cash and short-term investments                 (50)                     (42)
Cash and short-term investments-
     beginning of period                                        239                      313

Cash and short-term investments-
     end of period                                             $189                     $271




   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                   May 1, 1999

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

At May 1, 1999, the Company had assets of approximately $3.57 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $3.05 million, thus having a net difference of approximately $520,000 available for holders of Senior Notes and Debentures. At May 1, 1999, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $636,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, October 30, 1999, has been utilized as the liquidation date for the May 1, 1999 financial statements and the October 31, 1998 fiscal year end was utilized as the liquidation date for the May 2, 1998 financial statements

         o Mortgage Certificates and related interest receivable are stated at estimated market value.

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

                                    PSS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
--------------------------------

At May 1, 1999, the Company's principal assets consisted of approximately $3.34 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At May 1, 1999, the Company had assets of approximately $3.57 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $3.05 million, thus having a net difference of approximately $520,000 available for holders of Senior Notes and Debentures. At May 1, 1999, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

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

Results of Operations
---------------------

         Interest income
         ---------------

Interest income decreased during the three and six months ended May 1, 1999 as compared to the prior year periods primarily as a result of lower balances of investments in Mortgage Certificates and decreases in unrealized appreciation of investments in Mortgage Certificates due, in part, to principal repayments.

         Interest expense
         ----------------

Interest expense decreased during the three and six months ended May 1, 1999 as compared to prior year periods primarily due to lower average balances of Mortgage Financing borrowings outstanding during 1999 periods.

ITEM 1 - Legal Proceedings
         -----------------

The case in which the Company was named as a defendant in the United States District Court for the district of Alaska concerning allegations that a firearm was negligently designed and manufactured resulting in injury to the plaintiff has been dismissed with prejudice against the Company.

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




                                                PSS, INC.
                                                (Registrant)




Date:    June 11, 1999                 By:      /s/ Mark Todes
                                                ---------------------
                                                Mark Todes, President