Form 10-Q
period 1999-07-31
PSS INC
filed 1999-09-14
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

--------------------------------------------------------------------------------
For Quarter ended  July 31, 1999            Commission file number 0-14900
                  ---------------                                  -------

                                    PSS, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          91-1335798
---------------------------------------------             ----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

    P.O. Box 2573, Seattle, WA                                 98111-2573
---------------------------------------------             ----------------------
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)             (206) 901-3790
                                                              ------------------

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

                               Yes  X    No____

The number of shares of common stock outstanding as of  September 1, 1999:
19,473,728.

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

                                   PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                               LIQUIDATION BASIS
                                  (unaudited)
                             (thousands of dollars)


Assets:                                                             31-Jul-99         31-Oct-98
                                                                   ----------        ----------

        Cash and short-term investments                              $176               $239

        Investment in mortgage certificates                         3,085              3,700

        Interest receivable                                            36                 45
                                                               ----------         ----------
                Total Assets                                        3,297              3,984
                                                               ----------         ----------

Liabilities:

        Borrowings under mortgage certificate financing agreement   2,673              3,270

        Accounts payable and accrued liabilities                      150                177

        Reserve for estimated liquidation costs                        40                102

        PNS 12-1/8% senior notes                                    5,258              5,258

        Interest payable on PNS notes                               2,901              2,424

        Reserve for interest on PNS notes                             159                636

        PSS 7-1/8% debentures                                      22,920             22,920

        Interest payable on PSS debentures                          8,244              7,024

        Reserve for interest on PSS debentures                        408              1,629
                                                               ----------         ----------
        Total liabilities                                          42,753             43,440
                                                               ----------         ----------
        Net liabilities                                          ($39,456)          ($39,456)
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

                                   PSS, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                               LIQUIDATION BASIS
                                  (unaudited)
                             (thousands of dollars)


                                                                Three months ended
                                                                ------------------
                                                            31-Jul-99           1-Aug-98
                                                            ---------           --------

Investment income                                                $10             $28

Interest expense                                                (605)           (621)

General and administrative expense                                (9)            (18)

Decrease in reserve for estimated costs and interest during
    period of liquidation                                        604             611
                                                            --------        --------
Change in net liabilities                                         $0              $0
                                                            ========        ========


                                                                   Nine months ended
                                                                   -----------------
                                                               31-Jul-99        1-Aug-98
                                                               ---------        --------

Investment income                                                 $108            $198

Interest expense                                                (1,825)         (1,872)

General and administrative expense                                 (43)            (62)

Decrease in reserve for estimated costs and interest during
    period of liquidation                                        1,760           1,736
                                                              --------        --------
Change in net liabilities                                           $0              $0
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

                                   PSS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               LIQUIDATION BASIS
                                  (unaudited)
                             (thousands of dollars)


                                                                      Nine months ended
                                                                      -----------------
                                                                    31-Jul-99      1-Aug-98
                                                                   -----------    ----------

Cash flows from operating activities:
  Change in net liabilities                                             $0              $0
  Adjustments to reconcile to net cash flows from operating activities:
  Decrease in unrealized appreciation on MBSI                           79              45
  Decrease in estimated costs and interest
  during liquidation period                                         (1,760)         (1,736)
  Increase in accrued interest payable                               1,698           1,698
  Other                                                                (19)              7
                                                                  --------        --------

Net cash provided (used) by operating activities                        (2)             14
                                                                  --------        --------

Cash flows from investing activities:
  Principal repayments on mortgage certificates                        536             593
                                                                  --------        --------

  Net cash provided by investing activities                            536             593
                                                                  --------        --------

  Cash flows from financing activities:
  Repayment of mortgage certificate borrowings                        (597)           (664)
                                                                  --------        --------

  Net cash used by financing activities                               (597)           (664)
                                                                  --------        --------

  Net decrease in cash and short-term investments                      (63)            (57)
  Cash and short-term investments-
     beginning of period                                               239             313
                                                                  --------        --------

  Cash and short-term investments-
     end of period                                                    $176            $256
                                                                  ========        ========




The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                  July 31, 1999

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

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, and 1999 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At July 31, 1999, the Company had assets of approximately $3.30 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.82 million, thus having a net difference of approximately $480,000 available for holders of Senior Notes and Debentures. At July 31, 1999, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, in the absence of additional repurchases, approximates $636,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, October 30, 1999, has been utilized as the liquidation date for the July 31, 1999 financial statements and the October 31, 1998 fiscal year end was utilized as the liquidation date for the August 1, 1998 financial statements

         o Mortgage Certificates and related interest receivable are stated at estimated market value.

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

                                    PSS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

At July 31, 1999, the Company's principal assets consisted of approximately $3.09 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At July 31, 1999, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. At July 31, 1999, the Company had assets of approximately $3.30 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.82 million, thus having a net difference of approximately $480,000 available for holders of Senior Notes and Debentures. The net difference has decreased during fiscal 1999 primarily as a result of decreases in unrealized appreciation of Mortgage Certificates due to declines in market prices and principal repayments.

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998 and 1999 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

Results of Operations
---------------------

         Interest income
         ---------------

Interest income decreased during the three months ended July 31, 1999 as compared to the prior year period primarily due to decreases in unrealized appreciation of investments in Mortgage Certificates, most of which resulted from a decline in market prices. Interest income decreased during the nine months ended July 31, 1999 as compared to the prior year due to lower average balances of investments in Mortgage Certificates and decreases in unrealized appreciation of investment in Mortgage Certificates.

         Interest expense
         ----------------

Interest expense decreased during the three and nine months ended July 31, 1999 as compared to prior year periods primarily due to lower average balances of Mortgage Financing borrowings outstanding during 1999 periods.

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




                                     PSS, INC.
                                     (Registrant)




Date: September 14, 1999             By:      /s/ MARK TODES
                                              ----------------------------------
                                              Mark Todes, President