Form 10-K405
period 1999-10-30
PSS INC
filed 2000-01-28
CIK 793322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __October 30, 1999__

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

--------------------------------------------------------------------------------

Commission file number        0-14900
                      ------------------------------


                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          91-1335798
            --------                                          ----------
 (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                         Identification No.)

  P.O. Box 21093, Seattle, WA                     98111-3093
  ---------------------------                     ----------
(Address of principal executive offices)         (Zip Code)

(Registrant's telephone number, including area code) (206) 901-3790
                                                     --------------
PO Box 2573,   Seattle   WA   98111-2573
-----------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
  Common stock - $1.00 par value
  7-1/8% Convertible Debentures due July 15, 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of December 1, 1999: $270,000.

The  number of shares  of common  stock  outstanding  as of  October  30,  1999:
19,473,728.

Documents incorporated by reference:  None.
------------------------------------

                                     PART I

ITEM 1 - BUSINESS
-----------------

PSS, Inc. ("PSS"), through its wholly owned subsidiary, PNS Inc. ("PNS"), owns PSSC Inc. ("PSSC"); together, PSS, PNS and PSSC are referred to collectively as the "Company".

The Company owns a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. At October 30, 1999, the Company's principal assets consisted of approximately $3.1 million of Mortgage Certificates from which interest income is earned. The Mortgage Certificates are financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing"). The principal obligations of the Company are the Mortgage Financing borrowings, the PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and the PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures"), upon which interest expense is incurred.

See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the status of the Company's defaults on the Senior Notes and Debentures and factors upon which the Company's future operating results, liquidity and capital resources are primarily dependent.


ITEM 2 - PROPERTIES
-------------------

None

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS
-------


MARKET INFORMATION

The Company's common stock is traded over-the-counter. High and low prices are the high and low bids as reported by National Quotation Bureau, Inc., which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not represent actual transactions. The high and low prices for the stock during the two years ended October 30, 1999 were reported as being less than $0.01 per share.

HOLDERS

As of December 1, 1999, there were 967 holders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK

The Company has never paid a dividend and does not anticipate paying dividends for the foreseeable future. The indentures governing the Company's Senior Notes and Debentures contain covenants which restrict the ability of the Company to pay dividends (see Note 5 to the financial statements).

ITEM 6 - SELECTED FINANCIAL DATA


The following selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. As explained in Note 2 to the financial statements, information is presented on a liquidation basis. Presentation of per share information on a liquidation basis is not considered meaningful and has been omitted.


                                                                          YEAR ENDED

                                                 OCTOBER 30,  OCTOBER 31,  NOVEMBER 1,  NOVEMBER 2, OCTOBER 28,
                                                     1999       1998         1997          1996        1995
                                                 ----------------------------------------------------------------
                                                                       (thousands of dollars)

STATEMENT OF CHANGES IN NET LIABILITIES DATA:
Increase in Net Liabilities                      $ (2,290)   $ (2,265)    $ (2,265)     $ (3,020)    $ (4,231)


                                                 OCTOBER 30, OCTOBER 31,  NOVEMBER 1,  NOVEMBER 2, OCTOBER 28,
                                                 ----------------------------------------------------------------
                                                     1999       1998        1997         1996        1995

STATEMENTS OF NET LIABILITIES DATA:


Total Assets                                     $ 3,268      $ 3,984       $ 4,829     $ 5,591      $ 5,927

Short-term borrowings                              2,641        3,270         4,073       4,922        5,278

Long-term debt                                    28,178       28,178        28,178      28,178       28,178

Total Liabilities                                 45,014       43,440        42,020      40,517       37,833

Net Liabilities                                $ (41,746)   $ (39,456)    $ (37,191)  $ (34,926)   $ (31,906)


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources
-------------------------------

At October 30, 1999, the Company's principal assets consisted of approximately $3.1 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At October 30, 1999, the Company had assets of approximately $3.27 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of $2.8 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At October 30, 1999, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding, such outstanding amounts being unchanged since 1995.

The Company failed to pay the interest due January 15 and July 15, 1995, 1996, 1997, 1998 and 1999 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

PNS failed to pay interest due July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal which became due on July 15, 1996. All such defaults continue. In 1997, the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

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

Results of Operations
---------------------

         Investment income
         -----------------

Interest income for each of the years ended October 30, 1999, October 31, 1998, and November 1, 1997, decreased as compared to the immediate preceding year primarily as a result of lower balances of investments in Mortgage Certificates. The weighted average interest income rate earned on the Mortgage Certificates approximated 7.3%, 7.7% and 7.7% during the years ended October 30, 1999, October 31, 1998 and November 1, 1997, respectively.

Included in investment income are unrealized gains (or losses) resulting from increases (or decreases) in unrealized appreciation resulting from mark-to-market adjustments on Mortgage Certificates. As a result of declines in market values as well as due to principal repayments on Mortgage Certificates, unrealized appreciation resulting from mark-to-market adjustments decreased during the years ended October 30, 1999 and October 31, 1998 by $84,000 and $47,000, respectively. Increases in market values resulted in an increase in unrealized appreciation during the year ended November 1, 1997 of $64,000.

         Interest expense
         ----------------

Interest expense for each of the years ended October 30, 1999, October 31, 1998 and November 1, 1997 decreased as compared to the immediate preceding year primarily due to lower average balances of Mortgage Financing borrowings outstanding during the periods. The weighted average interest expense rate on Mortgage Certificate related borrowings approximated 5.8%, 6.0% and 6.0% during the years ended October 30, 1999, October 31, 1998 and November 1, 1997, respectively.

         Year 2000
         ---------

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company's investment in mortgage certificates is a market risk sensitive instrument relative primarily to interest rate risk. The investment represents a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation in 1990 with an original principal of approximately $11 million and a 2020 maturity date. The Company's average investment approximated $3.3 million, $4.1 million and $4.9 million during the fiscal years ended October 30, 1999, October 31, 1998 and November 1, 1997, respectively. The investment in mortgage certificates has declined over the past three years due primarily to principal repayments from the underlying mortgages within the mortgage certificate pool. Specifically, principal repayments have approximated 15% to 20% of the mortgage investment during each of the past three fiscal years. The rate of interest to be earned on the mortgage certificates is adjustable based on general interest rate trends, with certain maximums, including limits of 2% for annual rate changes and interest rate maximums of approximately 13%. Interest rates on the underlying mortgages are adjusted, as applicable, throughout the year. The weighted average interest income rates earned on the mortgage certificates approximated 7.3% and 7.7% during fiscal 1999 and 1998, respectively, and the interest rate at October 30, 1999 approximated 7.0%. The investment in mortgage certificates and interest rate at October 30, 1999 approximated $3.1 million and 7.0%, respectively.

Mortgage certificates are financed with borrowings from an investment bank, such borrowing being secured by the mortgage certificates and payable on demand. Borrowings bear interest at rates generally approximating the three month Federal Funds rate plus 25 to 75 basis points. The Company's average borrowings approximated $2.9 million, $3.7 million and $4.6 million during the fiscal years ended October 30, 1999, October 31, 1998 and November 1, 1997, respectively. The borrowings have declined over the past three years due primarily to applying principal repayments from the mortgage certificates to repay borrowings. The weighted average interest expense rates incurred on the borrowings approximated 5.8% and 6% during the years ended October 30, 1999 and October 31, 1998, respectively, and the interest rate at October 30, 1999 approximated 5.9%. Borrowings and related interest rate at October 30, 1999 approximated $2.6 million and 5.9%, respectively.

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

In the Company's circumstances, whereby its future operating results and financial condition are primarily dependent upon actions to be taken with respect to the $5.26 million of 12 1/8% Senior Notes and $22.92 million of 7 1/8% Debentures, both of which are in default, and its financial statements are presented on a liquidation basis utilizing a liquidation date in October 2000, additional quantitative and qualitative disclosures about market risk, including projections of future cash flows, have not been presented.

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
         ---------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of PSS, Inc.


We have audited the accompanying consolidated statements of net liabilities in liquidation of PSS, Inc. and its subsidiaries as of October 30, 1999 and October 31, 1998, and the related consolidated statements of changes in net liabilities and of cash flows in liquidation for the years ended October 30, 1999, October 31, 1998 and November 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2 of the consolidated financial statements, as of October 28, 1995, the Company adopted the liquidation basis of accounting.

In our opinion, the consolidated financial statements referred to in first paragraph present fairly, in all material respects, the financial position of PSS, Inc. and its subsidiaries at October 30, 1999 and October 31, 1998, and the changes in their net liabilities and their cash flows in liquidation for the years ended October 30, 1999, October 31, 1998 and November 1, 1997, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Seattle, Washington
December 15, 1999


                                    PSS, INC.
                   Consolidated Statements of Net Liabilities
                               (Liquidation Basis)
                             (thousands of dollars)

                                                                           October 30,       October 31,
                                                                               1999             1998
                                                                           ----------        ---------
Cash and short-term investments                                                  $172             $239

Investment in mortage certificates                                              3,061            3,700

Accrued interest receivable                                                        35               45
                                                                           ----------        ---------
             Total Assets                                                       3,268            3,984
                                                                           ----------        ---------

Borrowings under mortgage certificate financing agreement                       2,641            3,270
Accounts payable and accrued liabilities                                          156              177
Reserve for estimated costs during period of liquidation                           62              102
PNS 12 1/8% senior notes                                                        5,258            5,258
Accrued interest payable on PNS notes                                           3,060            2,424
Reserve for interest on PNS notes during period of liquidation                    636              636
PSS 7 1/8% debentures                                                          22,920           22,920
Accrued interest payable on PSS debentures                                      8,652            7,024
Reserve for interest on PSS debentures during period of liquidation             1,629            1,629
                                                                           ----------        ---------

        Total Liabilities                                                      45,014           43,440
                                                                           ----------        ---------

        Net Liabilities                                                      ($41,746)        ($39,456)
                                                                           ==========        ==========


   The accompanying notes are an integral part of these financial statements.


       PSS, INC.
              Consolidated Statements of Changes in Net Liabilities
                               (Liquidation Basis)
                             (thousands of dollars)

                                                                                Year Ended
                                                                                ----------

                                                                October 30,    1October 31,   November 1,
                                                                   1999            1998          1997
                                                                   ----------------------------------
Investment income                                                 $ 156           $ 270          $446

Interest expense                                                 (2,432)         (2,490)       (2,546)

General and administrative expense                                  (54)            (94)         (104)

Decrease in reserve for estimated costs
     and interest during period of liquidation                    2,330           2,314         2,204

Provision for estimated costs and interest
     during period of liquidation                                (2,290)         (2,265)       (2,265)
                                                                 ------          ------        ------

Increase in Net Liabilities                                    $ (2,290)       $ (2,265)     $ (2,265)
                                                                ========        ========      ========




   The accompanying notes are an integral part of these financial statements.



                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                                                  Year ended

                                                                             October       October     November
                                                                             30, 1999     31, 1998     1, 1997
                                                                             ---------------------------------
Cash flows from operating activities:
     Increase in Net Liabilities                                                $(2,290)   $(2,265)    $(2,265)

     Decrease (increase) in unrealized appreciation                                  84         47         (64)

     Adjustments to reconcile to net cash flows from operating activities:

     Increase (decrease) in estimated costs and interest

              during period of liquidation                                          (40)       (49)         61

     Increase in accrued interest payable                                         2,264      2,264       2,265

     Other                                                                          (11)        20          34
                                                                                    ----        --          --

Net cash provided by operating activities                                            7          17          31
                                                                                     -          --          --
Cash flows from investing activities:

     Principal repayments on mortgage certificates                                  555         712        855
                                                                                    ---         ---        ---

Net cash provided by investing activities                                           555         712        855
                                                                                    ---         ---        ---

Cash flows from financing activities:

     Repayment of mortgage certificate borrrowings                                 (629)       (803)       (849)
                                                                                   ----        ----        ----

Net cash used by financing activities                                              (629)       (803)       (849)
                                                                                   ----        ----        ----

Net increase (decrease) in cash and short-term investments                          (67)        (74)         37

     Cash and short-term investments at beginning of year                           239         313       $ 276
                                                                                    ---         ---       -----

     Cash and short-term investments at end of year                               $ 172       $ 239       $ 313
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

The Company, through PSSC, owns a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. The principal obligations of the Company are PSSC borrowings secured by Mortgage Certificates, PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures").

The Company failed to pay the interest due January 15 and July 15, 1995, 1996, 1997, 1998 and 1999 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At October 30, 1999, the Company had assets of approximately $3.27 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.8 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At October 30, 1999, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and annual interest on the principle approximates $636,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

NOTE 2 - Liquidation Basis of Accounting
----------------------------------------

Effective October 28, 1995, the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, cash and short term investments, investments in mortgage certificates and accrued interest receivable are stated at their net realizable value, net deferred tax assets are stated at zero, liabilities are stated at contractual face value with accrued interest through the liquidation date, and estimated costs through the liquidation date are provided to the extent reasonably determinable.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, October 28, 2000, has been utilized as the liquidation date for the October 30, 1999 financial statements, the October 30, 1999 fiscal year end was utilized as the liquidation date for the October 31, 1998 financial statements, and the October 31, 1998 fiscal year end was utilized as the liquidation date for the November 1, 1997 financial statements.

         o Mortgage Certificates are stated at estimated market value and related interest receivable at face value.

         o Deferred tax assets relating to net operating loss carry forwards, net of valuation allowance, are stated at zero.

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

----------------------------------------------------

         o Senior Notes and Debentures and related interest accrued are stated at contractual face value.

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

During the fiscal years ended October 30, 1999, October 31, 1998 and November 1, 1997 the Company's actual net excess of costs incurred over net investment income reasonably approximated the recorded reserve for such years.

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

NOTE 4 - INVESTMENT IN MORTGAGE CERTIFICATES
--------------------------------------------

Mortgage Certificates are financed with borrowings provided by an investment bank pursuant to a letter agreement (the "Financing Agreement"). Borrowings pursuant to the Financing Agreement (the "Mortgage Financing") are secured by the Mortgage Certificates. In the event of a decrease in the aggregate market value of the Mortgage Certificates below the requirements of the Financing
Agreement, additional collateral is required. Principal and interest payments received on Mortgage Certificates are maintained in an interest earning account and are released to the Company, at its request, after all interest and any "mark-to-market" indebtedness then due have been paid. The Mortgage Financing is payable on demand and generally bears interest at rates approximating the three month Federal Funds Rate plus 25 to 75 basis points. Mortgage Financing borrowings and related interest rates approximated $2.6 million and 5.9% at October 30, 1999 and $3.3 million and 6% at October 31, 1998, respectively. During the years ended October 30, 1999, October 31, 1998 and November 1, 1997, the average balance of mortgage related borrowings outstanding approximated $2.9 million, $3.7 million and $4.6 million, and the weighted annual average interest expense rates approximated 5.8%, 6.0% and 6.0%, respectively.

At October 30, 1999, the interest rate to be earned on the Mortgage Certificates approximated 7.0%. The rate of interest on the Mortgage Certificates is adjustable based on general interest rate trends with certain maximums, including limits of 2% for annual interest rate changes and interest rate maximums of approximately 13%. The weighted average interest income rates earned on the Mortgage Certificates approximated 7.3%, 7.7% and 7.7%, during the years ended October 30, 1999, October 31, 1998 and November 1, 1997, respectively.

NOTE 5 - SUBORDINATED DEBT
--------------------------

Subordinated debt and related interest payable through the balance sheet dates are summarized as follows (thousands of dollars):

                                            October 30,      October 31,
                                              1999               1998
                                              ----               ----

PNS 12-1/8% Senior Notes                   $  5,258          $   5,258
Interest payable on Senior Notes              3,060              2,424
                                             ------             ------
                                           $  8,318          $   7,682
                                             ======             ======

PSS 7-1/8% Debentures                      $ 22,920           $ 22,920
Interest payable on Debentures                8,652              7,024
                                             ------             ------
                                           $ 31,572           $ 29,944
                                             ======             ======

--------------------------------------

In July 1986, the Company completed three public securities offerings (the "Public Offerings"). PNS issued $150 million of Senior Notes and PSS sold 3.25 million shares of its common stock and issued $150 million of Debentures convertible to PSS common stock at $19.68 per share (the conversion price is subject to adjustment in the case of dilution). PSS invested the net proceeds from its two offerings in PNS, in the form of a contribution to capital and an inter-company debenture between PNS and PSS in the amount of $150 million with substantially the same interest rate and redemption provisions as the Debentures. The indenture governing the Senior Notes restricts the ability of PNS and its subsidiaries to pay dividends or make other payments to PSS. The Senior Notes indenture permits PNS to pay dividends to PSS in amounts sufficient to enable PSS to meet its obligations on the Debentures when due, provided that no event of default (as defined in the Senior Notes indenture) has occurred and is continuing. PNS, like its parent company, has a stockholder's deficit.

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

The indentures for the Senior Notes and Debentures contain certain restrictive covenants which, among other things, limit dividends and similar distributions to stockholders, essentially prohibit redemption's and retirements of the Company's equity, limit the Company's ability to incur debt, and restrict action and agreements by the Company that would prohibit dividends and similar distributions to the Company from its subsidiaries.


NOTE 6 - Income Taxes
---------------------

Due to losses for each of the years ended October 30, 1999, October 31, 1998 and November 1, 1997, there was no provision for income taxes recorded.

As of October 30, 1999, for income tax purposes, net operating loss carry-forwards, which begin to expire in 2001, approximate $145 million. As Company management cannot determine that it is more likely than not that the Company will receive the benefit of deferred tax assets relating to these loss carry-forwards, a valuation allowance equal to the deferred tax asset has been established. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forwards which could be utilized.

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

NOTE 9 - Selected Quarterly Financial Data (Unaudited)
------------------------------------------------------

Selected quarterly financial data are as follows (thousands of dollars):

                                                                      Fiscal Quarters Ended
                                                                      ---------------------
                                                       October 31,   August 1,    May 2,      January 31,
                                                          1998         1998       1998          1998
                                                          ------------------------------------------
Decrease in reserve for estimated costs and
interest during period of liquidation                  $  578         $ 611       $ 567        $ 558

Provision for estimated costs and interest
during period of liquidation                           (2,265)          ---         ---          ---

Increase in Net Liabilities                            (2,265)          ---         ---          ---


                                                                      Fiscal Quarters Ended
                                                                      ---------------------

                                                      October 30,   July 31,      May 1,     January 30,
                                                          1999         1999       1999          1999
                                                          ------------------------------------------
Decrease in reserve for estimated costs and
interest during period of liquidation                  $  570        $ 604       $ 580         $ 576

Provision for estimated costs and interest
during period of liquidation                           (2,290)         ---         ---           ---

Increase in Net Liabilities                            (2,290)         ---         ---           ---



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

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



                                                              Present Principal
Name and Position                                             Occupation or Employment
 With the Company                   Age                       and Five Year Employment History
 ----------------                   ---                       --------------------------------
Mark Todes                          44                        President and Director of the Company since
President and Director                                        May 1996. President of City Realty, Inc.
                                                              since May 1996 and Vice President of 200
                                                              West Holdings, Ltd. (a real estate holding
                                                              company and a subsidiary of City Realty) for
                                                              more than 5 years prior thereto. Vice
                                                              President of Seacorp since July 1996.

Gerald P. Nathanson                 64                        Director of the Company since October 1986.
Director                                                      During 1996, Mr. Nathanson, a private
                                                              investor, left the employ of L. Luria (a
                                                              retail company). He served as Chief
                                                              Executive Officer of US Holographics
                                                              (marketing company for holographic products)
                                                              from April 1992 to December 1995.

Carite L. Torpey
Vice President, Secretary           51                        Vice President, Secretary and Treasurer of
and Treasurer                                                 the Company since July 1997 and Assistant
                                                              Secretary for more than 5 years prior
                                                              thereto. Vice President of TG Services, Inc.
                                                              since July 1998 and Assistant Vice President
                                                              and Assistant Secretary since July 1996.
                                                              Employed by The Trump Group (a private
                                                              investment company) for more than 5 years
                                                              prior thereto.


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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of December 1, 1999, information concerning the beneficial ownership of the common stock of the Company by (i) persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each of the directors of the Company and (iii) all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares. Unless otherwise specified, the address for all directors is the address of the Company's executive offices. The address for Messrs. Julius and Eddie Trump is the address set forth below for Seacorp. The address for Mr. Christopher Podoll is the address set forth below for Zimmerman Retailing Group Limited.

                                            Amount and Nature
                                              of Beneficial            Percent
Name                                            Ownership             of Class
----                                            ---------             --------
Christopher Podoll (a)                          2,391,079              12.28%
Zimmerman Retailing Group Limited (a)           2,391,079              12.28%
 P.O. Box 948
 Route 2, Pleasant Plain Road
 Fairfield, IA 52556
Seacorp, Inc. (b)                              8,014,705                41.1%
 P.O. Box 2573
 Seattle, WA 98111
Eddie Trump (b)                                8,014,705                41.1%
Julius Trump (b)                               8,014,705                41.1%
All Directors and Executive Officers as
 a Group (2 persons)                               0                    0%


(a) According to the Schedule 13D, as amended (the "Zimco Amended 13D"), filed with the Securities and Exchange Commission (the "Commission"), Zimco is an Iowa limited partnership, the sole general partner of which is Soma 2 L. P., a Delaware limited partnership ("Soma 2"). Soma 2 has as its general partner ZRG Co., Inc., a Delaware corporation ("ZRG"), for which Mr. Podoll serves as the sole executive officer and director. Mr. Podoll is a manager of investments of the William Zimmerman family. Amounts include 8,079 shares issuable upon conversion of Debentures beneficially owned by Zimco. Amounts do not include the ownership of 6,000 shares and 3,810 shares issuable upon conversion of Debentures owned by the Surya Financial Inc. Retirement Plan, a retirement plan for the benefit of various employees of Surya Financial Inc., an affiliate of Zimco.

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

None

                           PART IV. OTHER INFORMATION
                           --------------------------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
FORM 8-K
--------


(a) See the section entitled "Index to Financial Statements" appearing under Item 8 of this Annual Report on Form 10-K.

(b)      Not applicable

(c)      Exhibits:

         3.1      Restated Certificate of                     Incorporated by referenced from Exhibit 3.1
                  Incorporation of the Registrant             to the Registration Statement on Form S-1
                                                              (File No. 33-5560) of the Company (the
                                                              "Registration Statement").

         3.2      Certificate of Amendment of                  Incorporated by reference from Exhibit 3.2
                  Certificate of Incorporation of              to the Registration Statement.
                  the Registrant

         3.3      Certificate  of Amendment of                 Incorporated  by reference from Exhibit 3.1
                  Certificate of  Incorporation                to Quarterly Report on Form 10-Q for the
                  of the Registrant                            quarter ended July 30, 1988.

         3.4      Certificate  of Amendment of                 Incorporated  by reference  from Exhibit 3.4
                  Certificate of  Incorporation                to the Annual Report on Form 10-K for the
                  of the Registrant                            year ended October 31, 1992.

         3.5      By-Laws of the Registrant                    Incorporated by reference from Exhibit 3.3
                                                               to the Registration Statement.

         4.1      Indenture between the Registrant             Incorporated by reference from Exhibit 4.1
                  Inc. and United States Trust                 to the Registration Statement.
                  Company of New York,  as Trustee,
                  relating to the 7-1/8% Con-
                  veritable Debentures due July 15, 2006
                   (including the form of
                  Convertible Debenture).

         4.2      First  Supplemental  Indenture be-            Incorporated  by reference from  Exhibit 4.1
                  tween the  Registrant  and                    to the  Quarterly Report on Form 10-Q for
                  United States Trust Company of                quarter ended April 30,  1988.





                  New York as  Trustee, relating
                  to the 7-1/8% Convertible Debentures
                  due July 15, 2006.

         4.3      Indenture between PNS Inc. and                Incorporated by reference from Exhibit 4.1
                  Norwest Bank Minneapolis, Nat-                to the Registration Statement on Form S-1
                  ional Association as Trustee,                 (File No. 33-5591) of PNS Inc.
                  relating to the 12-1/8% Senior
                  Subordinated Notes due July 15,
                  1996 (including the form of
                  Senior Subordinated Note.

         4.4      First  Supplemental  Indenture be-             Incorporated  by reference from  Exhibit  4.2
                  tween PNS Inc.,  and  Norwest  Bank            to the Quarterly   Report  on  Form  10-Q  for
                  Minnesota,  National  Association              the  quarter  ended April 30,  1988.
                  as Trustee, relating to the 12-1/8%
                  Senior Subordinated Notes due July 15, 1996.

10.5              Letter Agreement dated                         Incorporated by reference from Exhibit (i)
                  February 9, 1990 by and among                  to Quarterly Report on form 10-Q for the
                  PSSC Inc. and Bear Stearns &                   quarter ended February 3, 1990.
                  Co., Inc. for the purchase and the
                  financing of adjustable-rate
                  mortgages.

22.1              Subsidiaries of the Registrant.                Incorporated by reference from Exhibit 22. to
                                                                 the Annual Report on Form 10-K for the
                                                                 year ended October 31, 1992.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PSS, INC.
                                            (Registrant)

Date:  January 28, 2000                    By: /s/ MARK TODES
                                              --------------------------------
                                              Mark Todes, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date                 Title            Signature
         ----                 -----            ---------

January __, 2000          Director
                                               ---------------------------------
                                               Gerald Nathanson


January 28, 2000          Director             /s/ Mark Todes
                                               ---------------------------------
                                               Mark Todes