Form 10-Q
period 2000-01-29
PSS INC
filed 2000-03-14
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 29, 2000
                               -------------------------

                                       OR

[.] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
--------------------------------------------------------------------------------
For Quarter ended  January 29, 2000             Commission file number 0-14900
                  ------------------                                   -------

                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                             91-1335798
  -------------------------------                             ----------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

    P.O. Box 2573, Seattle, WA                                    98111-2573
---------------------------------------                       ----------------
(Address of principal executive offices)                         (Zip Code)

(Registrant's telephone number, including area code)           (206) 901-3790
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

The number of shares of common stock outstanding as of March 1, 2000: 19,473,728.

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


                                    PSS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                Liquidation Basis
                                   (unaudited)
                             (thousands of dollars)


Assets:                                                                             29-Jan-00               30-Oct-99
                                                                                    ---------               ---------
        Cash and short-term investments                                                  $145                    $172

        Investment in mortgage certificates                                             3,027                   3,061

        Interest receivable                                                                34                      35
                                                                                       ------                  ------
                          Total Assets                                                  3,206                   3,268
                                                                                       ------                  ------

Liabilities:

        Borrowings under mortgage certificate financing agreement                       2,569                   2,641

        Accounts payable and accrued liabilities                                          151                     156

        Reserve for estimated liquidation costs                                            78                      62

        PNS 12-1/8% senior notes                                                        5,258                   5,258

        Interest payable on PNS 12-1/8%notes                                            3,219                   3,060

        Reserve for interest on PNS 12-1/8%  notes                                        477                     636

        PSS 7-1/8% notes                                                               22,920                  22,920

        Interest payable on 7-18% notes                                                 9,058                   8,652

        Reserve for interest on PSS 7-1/8% notes                                        1,222                   1,629
                                                                                      -------                 -------
        Total liabilities                                                              44,952                  45,014
                                                                                      -------                 -------

        Net liabilities                                                              ($41,746)               ($41,746)
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


                                    PSS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                               LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)


                                                                                         Three months ended
                                                                                         ------------------

                                                                                29-Jan-00                  30-Jan-99
                                                                            -------------              -------------


Investment income                                                           $          80              $          53

Interest expense                                                                     (607)                      (613)

General and Administrative Expense                                                    (24)                       (16)


Decrease in reserve for estimated liquidation costs                                   551                        576
                                                                            -------------              -------------
Increase in net liabilities                                                 $           -              $           -
                                                                            ==============             =============


   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                             (thousands of dollars)

                                                                              Three months ended
                                                                              ------------------
                                                                         29-Jan-00            30-Jan-99
                                                                         ---------            ---------
Cash flows from operating activities:
    Change in net liabilities                                                   $0                   $0

    Decrease(increase)in unrealized appreciation                               (27)                  13

    Adjustments to reconcile to net cash
      flows from operating activities:

        Increase in estimated costs and interest during
          liquidation period                                                  (551)                (576)


        Increase in accrued interest payable                                   565                  566

        Other                                                                   (3)                 (12)
                                                                        ----------            ----------

        Net cash used by operating activities                                  (16)                  (9)
                                                                        ----------            ----------
Cash flows from investing activities:
    Principal repayments on mortgage certificates                               61                  161

        Net cash provided by investing activities                               61                  161
                                                                        ----------            ----------
Cash flows from financing activities:

    Repayment of borrowings under mortgage
      certificate financing agreement                                          (72)                (181)


        Net cash used by financing activities                                  (72)                (181)
                                                                        ----------            ----------

Net decrease in cash and short-term investments                                (27)                 (29)

Cash and short-term investments-
     beginning of period                                                       172                  239
                                                                        ----------            ----------
     end of period                                                            $145                 $210
                                                                        ============        =============


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

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999 and January 15, 2000 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At January 29, 2000, the Company had assets of approximately $3.21 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.72 million, thus having a net difference of approximately $490,000 available for holders of Senior Notes and Debentures. At January 29, 2000, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, October 29, 2000, has been utilized as the liquidation date for the January 29, 2000 financial statements and the October 30, 1999 fiscal year end was utilized as the liquidation date for the January 30, 1999 financial statements

         o Mortgage Certificates are stated at estimated market value and related interest receivable at face value.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

At January 29, 2000, the Company's principal assets consisted of approximately $3.03 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At January 29, 2000, the Company had assets of approximately $3.21 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.72 million, thus having a net difference of approximately $490,000 available for holders of Senior Notes and Debentures. At January 30, 1999, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999 and January 15, 2000 on its Convertible Debentures and such default continues. The trustee for the Convertible Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

PNS failed to pay interest due on July 15, 1995, January 15, 1996 and July 15, 1996 and failed to pay the outstanding principal on ita Senior Notes which became due on July 15, 1996. All such defaults continue. In 1997 the Company was advised by the trustee for the Senior Notes that, after concluding that the Company lacks sufficient assets to pay the Senior Notes, the trustee had petitioned a district court for the State of Minnesota to authorize and instruct it to refrain from pursuing any default remedy against the Company and to discharge it as trustee, and that the Court had granted the trustee's requests.

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

Results of Operations
---------------------

     Investment income
     -----------------

Investment income increased during the three months ended January 29, 2000 as compared to the prior year as a result of an increase in market value of Mortgage Certificates and related increase in unrealized appreciation of such investments, offset by a decrease in interest income due to lower balances of investments in Mortgage Certificates. During the three months ended January 29, 2000, the increase in market value exceeded decreases which result from principal repayments for a net increase, whereas during the comparative prior year period there was a net decrease in unrealized appreciation, primarily due to principal repayments.

         Interest expense
         ----------------

Interest expense decreased during the three months ended January 29, 2000 as compared to the prior year period primarily due to lower average balances of Mortgage Financing borrowings outstanding during the current year period.

         Year 2000
         ---------

The Company has not yet experienced any Year 2000 difficulties nor incurred significant costs related thereto.

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




                                    PSS, INC.
                                  (Registrant)




Date:    March 14, 2000                     By:      /s/ MARK TODES
                                                     -------------------
                                                     Mark Todes, President