Form 10-Q
period 2000-04-29
PSS INC
filed 2000-06-13
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 29, 2000
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------   ----------------

--------------------------------------------------------------------------------
For Quarter ended  April 29, 2000           Commission file number 0-14900
                  ----------------                                 -------

                                    PSS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        91-1335798
------------------------------------------------------       ----------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

    P.O. Box 2573, Seattle, WA                               98111-2573
------------------------------------------------             ----------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)          (206) 901-3790
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

The number of shares of common stock outstanding as of June 1, 2000: 19,473,728.

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

                                    PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)

Assets:                                                                          29-Apr-00               30-Oct-99
                                                                                 ---------               ---------
        Cash and short-term investments                                               $131                    $172

        Investment in mortgage certificates                                          2,952                   3,061

        Interest receivable                                                             35                      35
                                                                                  --------                --------
                          Total Assets                                               3,118                   3,268
                                                                                  --------                --------
Liabilities:

        Borrowings under mortgage certificate financing agreement                    2,501                   2,641

        Accounts payable and accrued liabilities                                       150                     156

        Reserve for estimated liquidation costs                                         57                      62

        PNS 12-1/8% senior notes                                                     5,258                   5,258

        Interest payable on PNS notes                                                3,378                   3,060

        Reserve for interest on PNS notes                                              318                     636

        PSS 7-1/8% debentures                                                       22,920                  22,920

        Interest payable on PSS debentures                                           9,467                   8,652

        Reserve for interest on PSS debentures                                         815                   1,629
                                                                                  --------                --------
        Total liabilities                                                           44,864                  45,014
                                                                                  --------                --------
        Net liabilities                                                           ($41,746)               ($41,746)
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

                                    PSS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)


                                                                                     Three months ended
                                                                                     ------------------

                                                                              29-Apr-00                1-May-99
                                                                              ---------                --------
Investment income                                                                   $36                     $45

Interest expense                                                                   (607)                   (607)

General and administrative expense                                                  (16)                    (18)

Decrease in reserve for estimated costs and interest during
    period of liquidation                                                           587                     580
                                                                              ---------                ---------
Change in net liabilities                                                            $0                      $0
                                                                              =========                =========

                                                                                     Six months ended
                                                                                     ----------------

                                                                              29-Apr-00                1-May-99
                                                                              ---------                --------
Investment income                                                                  $116                     $98

Interest expense                                                                 (1,214)                 (1,220)

General and administrative expense                                                  (40)                    (34)

Decrease in reserve for estimated costs and interest during
    period of liquidation                                                         1,138                   1,156
                                                                              ---------                ---------
   Change in net liabilities                                                         $0                      $0
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

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)


                                                                                  Six months ended
                                                                                  ----------------

                                                                         29-Apr-00             1-May-99
Cash flows from operating activities:
  Change in net liabilities                                                     $0                   $0

Adjustments to reconcile to net cash flows from
     operating activities:
Decrease (increase) in unrealized appreciation on MBSI                          (9)                  31
Decrease in estimated cost and interest
during liquidation period                                                   (1,137)              (1,156)
Increase in accrued interest payable                                         1,133                1,132
Other                                                                           (6)                 (16)
                                                                         ---------             --------
Net cash used by operating activities                                          (19)                  (9)
                                                                         ---------             --------
Cash flows from investing activities:
Principal repayments on mortgage certificates                                  118                  330
                                                                         ---------             --------
Net cash provided by investing activities                                      118                  330
                                                                         ---------             --------
Cash flows from financing activities:
Repayment of mortgage certificate borrowings                                  (140)                (371)
                                                                         ---------             --------
Net cash used by financing activities                                         (140)                (371)
                                                                         ---------             --------
Net decrease in cash and short-term investments                                (41)                 (50)
Cash and short-term investments-
     beginning of period                                                       172                  239
                                                                         ---------             --------
Cash and short-term investments-
     end of period                                                            $131                 $189
                                                                         =========             ========

   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                 April 29, 2000

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

At April 29, 2000, the Company had assets of approximately $3.12 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.65 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At April 29, 2000, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

NOTE 2 - Liquidation Basis of Accounting
----------------------------------------

Effective October 28, 1995, the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, cash and short term investments, investments in mortgage certificate and accrued interest receivable are stated at their net realizable value, net deferred tax assets are stated at zero, liabilities are stated at contractual face value with accrued interest through the liquidation date, and estimated costs through the liquidation date are provided to the extent reasonably determinable.

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, October 28, 2000, has been utilized as the liquidation date for the April 29, 2000 financial statements and the October 30, 1999 fiscal year end was utilized as the liquidation date for the May 1, 1999 financial statements

         o Mortgage Certificates are stated at estimated market value and related interest receivable at face value.

         o        Deferred   tax  assets   relating   to  net   operating   loss
                  carryforwards, net of valuation allowance, are stated at zero.

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

                                    PSS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At April 29, 2000, the Company's principal assets consisted of approximately $2.95 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At April 29, 2000, the Company had assets of approximately $3.12 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.65 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At April 29, 2000, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

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

Results of Operations
---------------------

         Investment income
         -----------------

Investment income decreased during the three months ended April 29, 2000 as compared to the prior year period due to lower balances of investments in Mortgage Certificates. Investment income increased during the six months ended April 29, 2000 as compared to the prior period as a result of an increase in market value of Mortgage Certificates and related increase in unrealized appreciation of such investments, offset by a decrease in interest income due to lower balances of investments in Mortgage Certificates. During the six months ended April 29, 2000, the increase in market value exceeded decreases which result from principal repayments for a net increase, whereas during the comparative prior year period there was a net decrease in unrealized appreciation, primarily due to principal repayments.

         Interest expense
         ----------------

Interest expense for the three months ended April 29, 2000 was unchanged from that of the comparitive prior year period as lower average balances of borrowings outstanding were offset by higher interest rates. Interest expense decreased during the six months ended April 29, 2000 as compared to prior year periods primarily due to lower average balances of Mortgage Financing borrowings outstanding during the current year period.

ITEM 3 - Defaults Upon Senior Securities
----------------------------------------

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

                                                      PSS, INC.
                                                      (Registrant)




Date:    June 13, 2000                       By:      /s/ MARK TODES
                                                      ----------------------
                                                      Mark Todes, President