Form 10-Q
period 2000-07-29
PSS INC
filed 2000-09-12
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 29, 2000
                               ------------------

                                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------   ----------------

--------------------------------------------------------------------------------

For Quarter ended  July 29, 2000            Commission file number 0-14900
                  ---------------                                  -------

                                    PSS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            91-1335798
------------------------------------------------------           ----------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

    P.O. Box 2573, Seattle, WA                                     98111-2573
------------------------------------------------                   ----------
(Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code)          (206) 901-3790
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

The number of shares of common stock outstanding as of September 1, 2000:
19,473,728.

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

                                    PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)

Assets:                                                                          29-Jul-00               30-Oct-99
                                                                                 ---------               ---------
        Cash and short-term investments                                               $122                    $172

        Investment in mortgage certificates                                          2,954                   3,061

        Interest receivable                                                             35                      35
                                                                                  --------                --------
                          Total Assets                                               3,111                   3,268
                                                                                  --------                --------
Liabilities:

        Borrowings under mortgage certificate financing agreement                    2,477                   2,641

        Accounts payable and accrued liabilities                                       154                     156

        Reserve for estimated liquidation costs                                         72                      62

        PNS 12-1/8% senior notes                                                     5,258                   5,258

        Interest payable on PNS notes                                                3,537                   3,060

        Reserve for interest on PNS notes                                              159                     636

        PSS 7-1/8% debentures                                                       22,920                  22,920

        Interest payable on PSS debentures                                           9,873                   8,652

        Reserve for interest on PSS debentures                                         407                   1,629
                                                                                  --------                --------
        Total liabilities                                                           44,857                  45,014
                                                                                  --------                --------
        Net liabilities                                                           ($41,746)               ($41,746)
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

                                    PSS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)

                                                                                     Three months ended
                                                                                     ------------------
                                                                              29-Jul-00                31-Jul-99
                                                                              ---------                ---------
Investment income                                                                  $ 74                     $ 10
Interest expense                                                                   (612)                    (605)
General and administrative expense                                                  (14)                      (9)
Decrease in reserve for estimated costs and interest during
   period of liquidation                                                            552                      604
                                                                              ---------                ---------
Change in net liabilities                                                           $ -                      $ -
                                                                              =========                ==========


                                                                                     Nine months ended
                                                                                     -----------------

                                                                              29-Jul-00                31-Jul-99
                                                                              ---------                ---------


Investment income                                                                  $190                     $108
Interest expense                                                                 (1,826)                  (1,825)
General and administrative expense                                                  (54)                     (43)
Decrease in reserve for estimated costs and interest during
   period of liquidation                                                          1,690                    1,760
                                                                              ---------                ---------
Change in net liabilities                                                           $ -                      $ -
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

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)



                                                                              Nine months ended
                                                                              -----------------

                                                                         29-Jul-00            31-Jul-99
                                                                         ---------            ---------
Cash flows from operating activities:
  Change in net liabilities                                                    $ -                  $ -
  Adjustments to reconcile to net cash
      flows from operating activities:
      Decrease (increase) in unrealized appreciation on MBSI                   (29)                  79
      Increase in estimated costs and interest during
        liquidation period                                                  (1,698)              (1,760)
      Increase in accrued interest payable                                   1,698                1,698
      Other                                                                     (2)                 (19)
                                                                            ------               ------
Net cash used by operating activities                                          (22)                  (2)

Cash flows from investing activities:
   Principal repayments on Mortgage Certificates                               136                  536
                                                                            ------               ------
Net cash provided by investing activities                                      136                  536
                                                                            ------               ------

Cash flows from financing activities:
   Repayment of Mortgage Certificate borrowings                               (164)                (597)
                                                                            ------               ------

   Net cash used by financing activities                                      (164)                (597)
                                                                            ------               ------

Net decrease  in cash and short-term investments                               (50)                 (63)
Cash and short-term investments-
     beginning of period                                                       172                  239
                                                                            ------               ------

     end of period                                                           $ 122                $ 176
                                                                            ------               ------

   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
                          Notes to Financial Statements
                                  July 29, 2000

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

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999 and 2000 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At July 29, 2000, the Company had assets of approximately $3.11 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.63 million, thus having a net difference of approximately $480,000 available for holders of Senior Notes and Debentures. At July 29, 2000, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, October 28, 2000, has been utilized as the liquidation date for the July 29, 2000 financial statements and the October 30, 1999 fiscal year end was utilized as the liquidation date for the July 31, 1999 financial statements

         o Mortgage Certificates are stated at estimated market value and related interest receivable at face value.

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

                                    PSS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At July 29, 2000, the Company's principal assets consisted of approximately $2.95 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At July 29, 2000, the Company had assets of approximately $3.11 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.63 million, thus having a net difference of approximately $480,000 available for holders of Senior Notes and Debentures. At July 29, 2000, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999 and 2000 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

Results of Operations
---------------------

         Investment income
         -----------------

Investment income increased during the three and nine months ended July 29, 2000 as compared to the prior year periods as a result of an increase in market value of Mortgage Certificates and related increase in unrealized appreciation of such investments, offset by a decrease in interest income due to lower balances of investments in Mortgage Certificates. During the three and nine months ended July 29, 2000, the increase in market value exceeded decreases which result from principal repayments for a net increase, whereas during the comparative prior year period there was a net decrease in unrealized appreciation, primarily due to principal repayments.

         Interest expense
         ----------------

Interest expense increased during the three and nine months ended July 29, 2000 as compared to prior year periods primarily due to higher interest rates offset by lower average balances of Mortgage Financing borrowings outstanding during the current year period.

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

                                                  PSS, INC.
                                                  (Registrant)




Date:    September 12, 2000                       By:      /s/ MARK TODES
                                                           ---------------------
                                                           Mark Todes, President