Form 10-Q/A
period 2000-07-29
PSS INC
filed 2000-09-12
CIK 793322

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

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)



                                                                              Nine months ended
                                                                              -----------------

                                                                         29-Jul-00            31-Jul-99
                                                                         ---------            ---------
Cash flows from operating activities:
  Change in net liabilities                                                    $ -                  $ -
  Adjustments to reconcile to net cash
      flows from operating activities:
      Decrease (increase) in unrealized appreciation on MBSI                   (29)                  79
      Increase in estimated costs and interest during
        liquidation period                                                  (1,689)              (1,760)
      Increase in accrued interest payable                                   1,698                1,698
      Other                                                                     (2)                 (19)
                                                                            ------               ------
Net cash used by operating activities                                          (22)                  (2)

Cash flows from investing activities:
   Principal repayments on Mortgage Certificates                               136                  536
                                                                            ------               ------
Net cash provided by investing activities                                      136                  536
                                                                            ------               ------

Cash flows from financing activities:
   Repayment of Mortgage Certificate borrowings                               (164)                (597)
                                                                            ------               ------

   Net cash used by financing activities                                      (164)                (597)
                                                                            ------               ------

Net decrease  in cash and short-term investments                               (50)                 (63)
Cash and short-term investments-
     beginning of period                                                       172                  239
                                                                            ------               ------

     end of period                                                           $ 122                $ 176
                                                                            ------               ------

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