Form 10-K405
period 2000-10-28
PSS INC
filed 2001-01-26
CIK 793322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      October 28,  2000
                          ---------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------
--------------------------------------------------------------------------------
Commission file number                   0-14900
                       -------------------------------------------


                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      91-1335798
----------------------------------              --------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

     P.O. Box 21093, Seattle, WA                          98111-3093
----------------------------------------              ------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of December 1, 2000: $90,000.

The  number of shares  of common  stock  outstanding  as of  December  1,  2000:
19,473,728.

Documents incorporated by reference:  None.
-----------------------------------

                                     PART I

ITEM 1 - BUSINESS
-----------------

PSS, Inc. ("PSS"), through its wholly owned subsidiary, PNS Inc. ("PNS"), owns PSSC Inc. ("PSSC"); together, PSS, PNS and PSSC are referred to collectively as the "Company". The Company, through PSSC, owns a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. At October 28, 2000, the Company's principal assets consisted of approximately $2.7 million of Mortgage Certificates from which interest income is earned. The Mortgage Certificates are financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing"). The principal obligations of the Company are the Mortgage Financing borrowings, the PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and the PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures"), upon which interest expense is incurred.

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

None

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4 - SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5 - MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
--------------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

MARKET INFORMATION

The Company's common stock is traded over-the-counter. High and low prices are the high and low bids as reported by National Quotation Bureau, Inc., which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not represent actual transactions. The high and low prices for the stock during the two years ended October 28, 2000 were reported as being less than $0.01 per share.

HOLDERS

As of December 1, 2000, there were 961 holders of record of the Company's common stock.

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


                                                                                  YEAR ENDED
                                                                                  ----------
                                                       OCTOBER 28,  OCTOBER 30, OCTOBER 31,  NOVEMBER 1,   NOVEMBER 2,
                                                          2000          1999       1998         1997         1996
                                                       ---------------------------------------------------------------
                                                                           (thousands of dollars)
STATEMENT OF CHANGES IN NET LIABILITIES DATA:

Increase in Net Liabilities                       $      (2,290)    $ (2,290)    $ (2,265)     $ (2,265)     $ (3,020)


                                                       OCTOBER 28,  OCTOBER 30, OCTOBER 31,  NOVEMBER 1,   NOVEMBER 2,
                                                          2000          1999       1998         1997         1996
                                                       ---------------------------------------------------------------

STATEMENTS OF NET LIABILITIES DATA:


Total Assets                                      $       2,863      $ 3,268      $ 3,984       $ 4,829       $ 5,591

Short-term borrowings                                     2,255        2,641        3,270         4,073         4,922

Long-term debt                                           28,178       28,178       28,178        28,178        28,178

Total Liabilities                                        46,899       45,014       43,440        42,020        40,517

Net Liabilities                                   $    (44,036)     $(41,746)   $ (39,456)    $ (37,191)    $ (34,926)


ITEM 7 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Liquidity and Capital Resources
-------------------------------

At October 28, 2000, the Company's principal assets consisted of approximately $2.7 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At October 28, 2000, the Company had total assets of approximately $2.86 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of $2.41 million, thus having a net difference of approximately $450,000 available for holders of Senior Notes and Debentures. At October 28, 2000, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding, such outstanding amounts being unchanged since 1995.

The Company failed to pay the interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999 and 2000 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

Results of Operations
---------------------

         Investment income
         -----------------

Interest income for the year ended October 28, 2000 increased as compared to the prior year as a result of the decrease in Mortgage Certificates unrealized appreciation of $1,000 during fiscal 2000 being less than the $83,000 decrease of the prior year, offset by a decrease in interest income due to lower balances of investments in Mortgage Certificates. Investment income decreased during each of the years ended October 30, 1999 and October 31, 1998, as compared to the immediate preceding year primarily as a result of lower balances of investments in Mortgage Certificates as well as decreases in unrealized appreciation. The weighted average interest income rate earned on the Mortgage Certificates approximated 7.5 %, 7.3% and 7.7% during the years ended October 28, 2000, October 30, 1999 and October 31, 1998, respectively.

Included in investment income are unrealized gains (or losses) resulting from increases (or decreases) in unrealized appreciation resulting from mark-to-market adjustments on Mortgage Certificates. As a result of declines in market values as well as principal repayments on Mortgage Certificates, unrealized appreciation resulting from mark-to-market adjustments decreased during the years ended October 30, 1999 and October 31, 1998 by $83,000 and $47,000, respectively. Increases in market values offset decreases due to principal repayments, resulting in a net decrease in unrealized appreciation during the year ended October 28, 2000 of $1,000.

         Interest expense
         ----------------

Interest expense increased during the year ended October 28, 2000 as compared to the prior year due to higher interest rates offset by lower average balances of Mortgage Certificates borrowings. Interest expense for each of the years ended October 30, 1999 and October 31, 1998 decreased as compared to the immediate preceding year primarily due to lower average balances of Mortgage Financing borrowings outstanding during the periods. The weighted average interest expense rate on Mortgage Certificate related borrowings approximated 6.9%, 5.8% and 6.0% during the years ended October 28, 2000, October 30, 1999 and October 31, 1998, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company's investment in mortgage certificates is a market risk sensitive instrument relative primarily to interest rate risk. The investment represents a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation in 1990 with an original principal of approximately $11 million and a 2020 maturity date. The Company's average investment approximated $3.0 million, $3.3 million and $4.1 million during the fiscal years ended October 28, 2000, October 30, 1999 and October 31, 1998, respectively. The investment in mortgage certificates has declined over the past three years due primarily to principal repayments from the underlying mortgages within the mortgage certificate pool. Specifically, principal repayments have approximated 12% to 17% of the mortgage investment during each of the past three fiscal years.

The rate of interest to be earned on the mortgage certificates is adjustable based on general interest rate trends, with certain maximums, including limits of 2% for annual rate changes and interest rate maximums of approximately 13%. Interest rates on the underlying mortgages are adjusted, as applicable, throughout the year. The weighted average interest income rates earned on the mortgage certificates approximated 7.5% and 7.3% during fiscal 2000 and 1999, respectively, and the interest rate at October 28, 2000 approximated 8.3%.

Mortgage certificates are financed with borrowings from an investment bank, such borrowings being secured by the mortgage certificates and payable on demand. Borrowings bear interest at rates generally approximating the three month Federal Funds rate plus 25 to 75 basis points. The Company's average borrowings approximated $2.5 million, $2.9 million and $3.7 million during the fiscal years ended October 28, 2000, October 30, 1999 and October 31, 1998, respectively. The borrowings have declined over the past three years due primarily to applying principal repayments from the mortgage certificates to repay borrowings. The weighted average interest expense rates incurred on the borrowings approximated 6.9% and 5.8% during the years ended October 28, 2000, and October 30, 1999, respectively, and the interest rate at October 28, 2000 approximated 7.5%. Borrowings at October 28, 2000 approximated $2.3 million.

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

In the Company's circumstances, whereby its future operating results and financial condition are primarily dependent upon actions to be taken with respect to the $5.26 million of 12 1/8% Senior Notes and $22.92 million of 7 1/8% Debentures, both of which are in default, and its financial statements are presented on a liquidation basis utilizing a liquidation date in October 2001, additional quantitative and qualitative disclosures about market risk, including projections of future cash flows, are not considered meaningful and have not been presented.

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
         ---------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PSS, Inc.

We have audited the accompanying consolidated statements of net liabilities (liquidation basis) of PSS, Inc. and its subsidiaries as of October 28, 2000 and October 30, 1999 and the related consolidated statements of changes in net liabilities (liquidation basis) and of cash flows for the years ended October 28, 2000, October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the consolidated financial statements, as of October 28, 1995, the Company adopted the liquidation basis of accounting.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of PSS, Inc. and its subsidiaries at October 28, 2000 and October 30, 1999 and the changes in their net liabilities (liquidation basis) and their cash flows for the years ended October 28, 2000, October 30, 1999 and October 31, 1998, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

PricewaterhouseCoopers LLP

Seattle, Washington
December 8, 2000

                                    PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                               (LIQUIDATION BASIS)
                             (THOUSANDS OF DOLLARS)

                                                                                  October 28,      October 30,
                                                                                  ----------------------------
                                                                                     2000             1999

Cash and short-term investments                                                      $115             $172


Investment in mortage certificates                                                  2,712            3,061


Accrued interest receivable                                                            36               35
                                                                                 --------         --------


             Total Assets                                                           2,863            3,268
                                                                                 --------         --------


Borrowings under mortgage certificate financing agreement                            2,255           2,641
Accounts payable and accrued liabilities                                               161             156
Reserve for estimated costs during period of liquidation                                64              62
PNS 12 1/8% senior notes                                                             5,258           5,258
Accrued interest payable on PNS notes                                                3,696           3,060
Reserve for interest on PNS notes during period of liquidation                         636             636
PSS 7 1/8% debentures                                                               22,920          22,920
Accrued interest payable on PSS debentures                                          10,280           8,652
Reserve for interest on PSS debentures during period of liquidation                  1,629           1,629
                                                                                 ---------        --------

        Total Liabilities                                                           46,899          45,014
                                                                                 ---------        --------

          Net Liabilities                                                          $44,036        ($41,746)
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

                                    PSS, INC.
              Consolidated Statements of Changes in Net Liabilities
                               (Liquidation Basis)
                             (thousands of dollars)

                                                                      Year Ended
                                                                      ----------


                                                            October 28,    October 30,   October 31,
                                                               2000           2000          2000

Investment income                                                $217         $ 156         $ 270


Interest expense                                               (2,436)       (2,432)       (2,490)


General and administrative expense                                (70)          (54)          (94)


Decrease in reserve for estimated costs
     and interest during period of liquidation                  2,289         2,330         2,314


Provision for estimated costs and interest
     during period of liquidation                              (2,290)       (2,290)       (2,265)
                                                             ---------     ---------     ---------


Increase in Net Liabilities                                  $ (2,290)     $ (2,290)     $ (2,265)
                                                             =========     =========     =========




   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                            Year ended
                                                                                            ----------
                                                                                  October 28,   October     October
                                                                                     2000       30, 1999    31, 1998
                                                                                  ---------------------------------

Cash flows from operating activities:
     Increase in Net Liabilities                                                  $ (2,290)    $(2,290)     $(2,265)



     Decrease in unrealized appreciation                                                 1          84           47


     Adjustments to reconcile to net cash flows from operating activities:


     Increase (decrease) in estimated costs and interest
              during period of liquidation                                               2         (40)         (49)


     Increase in accrued interest payable                                            2,264       2,264        2,264


     Other                                                                               3         (11)          20
                                                                                    ------      ------       ------


Net cash provided (used) by operating activities                                       (20)          7           17
                                                                                    ------      ------       ------


Cash flows from investing activities:
     Principal repayments on mortgage certificates                                     349         555          712
                                                                                    ------      ------       ------


Net cash provided by investing activities                                              349         555          712
                                                                                    ------      ------       ------


Cash flows from financing activities:
     Repayment of mortgage certificate borrrowings                                    (386)       (629)        (803)
                                                                                    ------      ------       ------


Net cash used by financing activities                                                 (386)       (629)        (803)
                                                                                    ------      ------       ------


Net decrease in cash and short-term investments                                        (57)        (67)         (74)


     Cash and short-term investments at beginning of year                              172         239          313
                                                                                    ------      ------       ------

     Cash and short-term investments at end of year                                 $  115       $ 172        $ 239
                                                                                    ======      ======       ======

Supplemental cash flow information
     Cash paid for interest                                                         $  172       $ 168        $ 226
                                                                                    ======      ======       ======


   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY
--------------------

The consolidated financial statements of PSS, Inc. ("PSS"), include its direct subsidiary PNS Inc. ("PNS") and its subsidiary PSSC, Inc. ("PSSC"), collectively, the "Company". The Company is principally owned by Seacorp, Inc. ("Seacorp") and Zimmerman Retailing Group Limited ("Zimco"). Seacorp and Zimco own approximately 41% and 12%, respectively, of the Company's outstanding common stock, with the remainder publicly owned.

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

The Company failed to pay the interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999 and 2000 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At October 28, 2000, the Company had total assets of approximately $2.86 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.41 million, thus having a net difference of approximately $450,000 available for holders of Senior Notes and Debentures. At October 28, 2000, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, approximates $636,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

NOTE 2 - LIQUIDATION BASIS OF ACCOUNTING
----------------------------------------

Effective October 28, 1995, the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of it's assets are reasonably determinable. Under this basis of accounting, cash and short term investments, investments in mortgage certificates and accrued interest receivable are stated at their net realizable value, net deferred tax assets are stated at zero, liabilities are stated at contractual face value with accrued interest through the liquidation date, and estimated costs through the liquidation date are provided to the extent reasonably determinable.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, the Saturday closest to the end of October, November 3, 2001, has been utilized as the liquidation date for the October 28, 2000 financial statements, and the October 28, 2000 fiscal year end was utilized as the liquidation date for the October 30, 1999 financial statements.

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

During the fiscal years ended October 28, 2000, October 30, 1999 and October 31, 1998, the Company's actual net excess of costs incurred over net investment income reasonably approximated the recorded reserve for such years.

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

NOTE 4 - INVESTMENT IN MORTGAGE CERTIFICATES
--------------------------------------------

Mortgage Certificates are financed with borrowings provided by an investment bank pursuant to a letter agreement (the "Financing Agreement"). Borrowings pursuant to the Financing Agreement (the "Mortgage Financing") are secured by the Mortgage Certificates. In the event of a decrease in the aggregate market value of the Mortgage Certificates below the requirements of the Financing
Agreement, additional collateral is required. Principal and interest payments received on Mortgage Certificates are maintained in an interest earning account and amounts in excess of required collateral are released to the Company at its request. The Mortgage Financing is payable on demand and generally bears interest at rates approximating the three month Federal Funds Rate plus 25 to 75 basis points. Mortgage Financing borrowings and related interest rates approximated $2.3 million and 7.5% at October 28, 2000 and $2.9 million and 5.9% at October 30, 1999, respectively. During the years ended October 28, 2000, October 30, 1999, and October 31, 1998, the average balance of mortgage related borrowings outstanding approximated $2.5 million, $2.9 million and $3.7 million, and the weighted annual average interest expense rates approximated 6.9%, 5.8% and 6.0%, respectively.

At October 28, 2000, the interest rate to be earned on the Mortgage Certificates approximated 8.3%. The rate of interest on the Mortgage Certificates is adjustable based on general interest rate trends with certain maximums, including limits of 2% for annual interest rate changes and interest rate maximums of approximately 13%. The weighted average interest income rates earned on the Mortgage Certificates approximated 7.5%, 7.3% and 7.7%, during the years ended October 28, 2000, October 30, 1999 and October 31, 1998, respectively.

NOTE 5 - SUBORDINATED DEBT
--------------------------

Subordinated debt and related interest payable through the balance sheet dates are summarized as follows (thousands of dollars):

                                                    October 28,     October  30,
                                                       2000             1999
                                                       ----             ----

PNS 12-1/8% Senior Notes                             $  5,258         $    5,258
Interest payable on Senior Notes                        3,696              3,060
                                                     --------         ---------
                                                     $  8,954         $   8,318
                                                     ========         =========

PSS 7-1/8% Debentures                                $ 22,920         $  22,920
Interest payable on Debentures                         10,280             8,652
                                                     --------         ---------
                                                     $ 33,200         $  31,572
                                                     ========         =========

--------------------------------------

In July 1986, the Company completed three public securities offerings (the "Public Offerings"). PNS issued $150 million of Senior Notes and PSS sold 3.25 million shares of its common stock and issued $150 million of Debentures convertible to PSS common stock at $19.68 per share (the conversion price is subject to adjustment in the case of dilution). PSS invested the net proceeds from its two offerings in PNS, in the form of a contribution to capital and an intercompany debenture between PNS and PSS in the amount of $150 million with substantially the same interest rate and redemption provisions as the Debentures. The indenture governing the Senior Notes restricts the ability of PNS and its subsidiaries to pay dividends or make other payments to PSS. The Senior Notes indenture permits PNS to pay dividends to PSS in amounts sufficient to enable PSS to meet its obligations on the Debentures when due, provided that no event of default (as defined in the Senior Notes indenture) has occurred and is continuing. PNS, like its parent company, has a stockholder's deficit. The Senior Notes and Debentures provide for semiannual interest payments and are unsecured.

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

NOTE 6 - INCOME TAXES
---------------------

Due to losses for each of the years ended October 28, 2000, October 30, 1999 and October 31, 1998, there was no provision for income taxes recorded.

As of October 28, 2000, for income tax purposes, net operating loss carry-forwards approximate $148 million and begin to expire at the end of fiscal 2001, $65 million expiring on such date. As Company management cannot determine that it is more likely than not that the Company will receive the benefit of deferred tax assets relating to these loss carry-forwards, a valuation allowance equal to the deferred tax asset has been established. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forwards which could be utilized.

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

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------


Selected quarterly financial data are as follows (thousands of dollars):

                                                                    Fiscal Quarters Ended
                                                                    ---------------------
                                                      October 28,   July 29,     April 29,   January 29,
                                                         2000        2000          2000        2000
                                                      --------------------------------------------------
Decrease in reserve for estimated costs and
interest during period of liquidation                  $     599    $     552    $    587      $    551

Provision for estimated costs and interest during
period of liquidation
                                                          (2,290)         ---         ---           ---

Increase in Net Liabilities                               (2,290)         ---         ---           ---


                                                                    Fiscal Quarters Ended
                                                                    ---------------------
                                                      October 30,   July 31,       May 1,    January 30,
                                                         1999        1999          1999        1999
                                                      --------------------------------------------------



Decrease in reserve for estimated costs and
interest during period of liquidation               $        570        $ 604       $ 580         $ 576




Provision for estimated costs and interest
during period of liquidation                              (2,290)         ---         ---           ---


Increase in Net Liabilities                               (2,290)         ---         ---           ---



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

                                                       Present Principal
Name and Position                                      Occupation or Employment
With the Company                Age                    and Five Year Employment History
----------------                ---                    --------------------------------
Mark Todes                      45           President  and Director of the Company since
President and Director                       May 1996.  President  of City  Realty,  Inc.
                                             since  May 1996 and  Vice  President  of 200
                                             West  Holdings,  Ltd. (a real estate holding
                                             company and a subsidiary of City Realty) for
                                             more  than  5  years  prior  thereto.   Vice
                                             President of Seacorp since July 1996.

Gerald P. Nathanson             65           Director of the Company  since October 1986.
Director                                     During  1996,  Mr.   Nathanson,   a  private
                                             investor,  left the  employ  of  L.Luria  (a
                                             retail   company).   He   served   as  Chief
                                             Executive   Officer   of   US   Holographics
                                             (marketing company for holographic products)
                                             from April 1992 to December 1995.

Carite L. Torpey                52           Vice  President,  Secretary and Treasurer of
Vice President, Secretary                    the  Company  since July 1997 and  Assistant
and Treasurer                                Secretary   for  more  than  5  years  prior
                                             thereto. Vice President of TG Services, Inc.
                                             since July 1998 and Assistant Vice President
                                             and  Assistant  Secretary  since  July 1996.
                                             Employed  by  The  Trump  Group  (a  private
                                             investment  company)  for more  than 5 years
                                             prior thereto.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of December 1, 2000, information concerning the beneficial ownership of the common stock of the Company by (i) persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each of the directors of the Company and (iii) all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares. Unless otherwise specified, the address for all directors is the address of the Company's executive offices. The address for Messrs. Julius and Eddie Trump is the address set forth below for Seacorp. The address for Mr. Christopher Podoll is the address set forth below for Zimmerman Retailing Group Limited.

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

         3.5      By-Laws of the Registrant                   Incorporated by reference from Exhibit 3.3
                                                              to the Registration Statement.

         4.1      Indenture between the Registrant            Incorporated by reference from Exhibit 4.1
                  Inc. and United States Trust                to the Registration Statement.
                  Company of New York, as Trustee,
                  relating to the 7-1/8% Convertible
                  Debentures  due July 15,
                  2006 (including the form of
                  Convertible Debenture).

         4.2      First Supplemental Indenture be-            Incorporated by reference from  Exhibit 4.1
                  tween the  Registrant  and                  to the Quarterly Report on Form 10-Q for
                  United States Trust Company of              quarter ended April 30,  1988.


                  New York as  Trustee,  relating
                  to the 7-1/8% Convertible De-
                  bentures due July 15, 2006.

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

                                            PSS, INC.
                                            (Registrant)




Date:  January 15, 2001                     By:/s/ MARK TODES
                                              ---------------------------------
                                              Mark Todes, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date              Title              Signature
         ----              -----              ---------

January 15, 2001           Director            /s/ Gerald Nathanson
                                              ---------------------------------
                                                   Gerald Nathanson

January 15, 2001           Director            /s/ Mark Todes
                                              ---------------------------------

                                                   Mark Todes