Form 10-Q
period 2001-01-27
PSS INC
filed 2001-03-13
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      January 27, 2001
                                       -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------
--------------------------------------------------------------------------------

For Quarter ended  January 27, 2001              Commission file number 0-14900
                  ------------------                                    -------

                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            91-1335798
------------------------------------------------------       ------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

    P.O. Box 2573, Seattle, WA                                   98111-2573
------------------------------------------------                --------------
(Address of principal executive offices)                         (Zip Code)

(Registrant's telephone number, including area code)           (206) 901-3790
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

The number of shares of common stock outstanding as of March 1, 2001: 19,473,728.

                                      INDEX

                                                                    Page
                                                                    ----

PART I. FINANCIAL INFORMATION

1. Consolidated Financial Statements                                   3

2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                9


PART II.  OTHER INFORMATION

1. Legal Proceedings                                                 (a)

2. Changes in Securities                                             (a)

3. Defaults Upon Senior Securities                                    11

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

                                    PSS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                Liquidation Basis
                                   (unaudited)
                             (thousands of dollars)

                                                                                       27-Jan-01            28-Oct-00
                                                                                 ----------------     ----------------
        Cash and short-term investments                                          $            87      $           115
        Investment in mortgage certificates                                                2,644                2,712
        Interest receivable                                                                   36                   36
                                                                                 ----------------     ----------------

                          Total Assets                                           $         2,767      $         2,863
                                                                                 ================     ================

        Borrowings under mortgage certificate financing agreement                $         2,177      $         2,255
        Accounts payable and accrued liabilities                                             142                  161
        Reserve for estimated costs during period of liquidation                              65                   64
        PNS 12-1/8% senior notes                                                           5,258                5,258
        Interest payable on PNS notes                                                      3,855                3,696
        Reserve for interest on PNS notes during period of liquidation                       477                  636
        PSS 7-1/8% debentures                                                             22,920               22,920
        Interest payable on PSS debentures                                                10,687               10,280
        Reserve for interest PSS debentures during period of liquidation                   1,222                1,629
                                                                                 ----------------     ----------------

        Total liabilities                                                                 46,803               46,899
                                                                                 ----------------     ----------------

        Net liabilities                                                          $(       44,036)     $(       44,036)
                                                                                 ================     ================

         The accompanying notes are an integral part of the consolidated financial statements.

                                    PSS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                               LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)

                                                                  Three months ended
                                                                  ------------------
                                                          27-Jan-01                  29-Jan-00
                                                      --------------             --------------
Interest income                                                 $53                       $ 80

Interest expense                                               (608)                      (607)

General and administrative expense                              (10)                       (24)

Decrease in reserve for estimated costs
     and interests during period of liquidation                 565                        551

                                                      --------------             --------------
Increase in net liabilities                           $            -             $           -
                                                      ==============             ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                             (thousands of dollars)

                                                                      Three months ended
                                                                      ------------------
                                                                 27-Jan-01            29-Jan-00
                                                                 ---------            ---------
Cash flows from operating activities:
    Change in net liabilities                                           $0                   $0

    Decrease (increase) in unrealized appreciation                       2                  (27)

    Adjustments to reconcile to net cash used by operating activities:

        Decrease in estimated costs and interest during
         period of liquidation                                        (565)                (551)

Increase in accrued interest payable                                   566                  565

        Other                                                          (19)                  (3)
                                                               -----------         ------------

        Net cash used by operating activities                          (16)                 (16)
                                                               -----------         ------------

Cash flows from investing activities:
    Principal repayments on mortgage certificates                       66                   61
                                                               -----------         ------------

        Net cash provided by investing activities                       66                   61
                                                               -----------         ------------

Cash flows from financing activities:
    Repayment of borrowings under mortgage
      certificate financing agreement                                  (78)                 (72)
                                                               -----------         ------------

        Net cash used by financing activities                          (78)                 (72)
                                                               -----------         ------------

Net decrease in cash and short-term investments                        (28)                 (27)

Cash and short-term investments-
     beginning of period                                               115                  172
                                                               -----------         ------------

     end of period                                                     $87                 $145
                                                               ===========         ============


         The accompanying notes are an integral part of the consolidated financial statements.

                   Notes to Consolidated Financial Statements

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

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000 and January 15, 2001 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At January 27, 2001, the Company had assets of approximately $2.77 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.32 million, thus having a net difference of approximately $450,000 available for holders of Senior Notes and Debentures. At January 27, 2001, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, the Saturday closest to the end of October, November 3, 2001, has been utilized as the liquidation date for the January 27, 2001 financial statements, and October 28, 2000 was utilized as the liquidation date for the January 29, 2000 financial statements.

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

                                    PSS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At January 27, 2001, the Company's principal assets consisted of approximately $2.6 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At January 27, 2001, the Company had assets of approximately $2.77 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.32 million, thus having a net difference of approximately $450,000 available for holders of Senior Notes and Debentures. At January 27, 2001, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000 and January 15, 2001 on its Convertible Debentures and such default continues. The trustee for the Convertible Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

Results of Operations
---------------------

     Investment income
     -----------------

Investment income decreased during the three months ended January 27, 2001 as compared to the prior year primarily as a result of the prior year having a $27,000 increase in unrealized appreciation and the current year having a $2,000 decrease. Additionally, interest income decreased due to lower balances of investments in Mortgage Certificates.

     Interest expense
     ----------------

Interest expense increased during the three months ended January 27, 2001 as compared to the prior year period due to the increase in interest rates more than offsetting lower average balances of Mortgage Financing borrowings outstanding during the current year period.

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

                                                     PSS, INC.
                                                     (Registrant)

Date:    March 13, 2001                     By:      /s/ MARK TODES
                                                     -------------------
                                                     Mark Todes, President