Form 10-Q
period 2001-04-28
PSS INC
filed 2001-06-06
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 28, 2001
                               -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

For Quarter ended  April 28, 2001           Commission file number 0-14900
                  ----------------                                 -------

                                    PSS, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    91-1335798
----------------------------------                    -----------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    P.O. Box 2573, Seattle, WA                           98111-2573
----------------------------------------               -------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)          (206) 901-3790
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

                               Yes  X    No____
                                   ---

The number of shares of common stock outstanding as of June 1, 2001: 19,473,728.

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


                                    PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                                LIQUIDATION BASIS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


Assets:                                                  28-Apr-01           28-Oct-00
                                                       -------------       ---------------
        Cash and short-term investments                $          78       $           115

        Investment in mortgage certificates                    2,546                 2,712

        Interest receivable                                       34                    36
                                                       -------------       ---------------

               Total Assets                                    2,658                 2,863
                                                       -------------       ---------------
Liabilities:

        Borrowings under mortgage certificate
               financing agreement                             2,056                 2,255

        Accounts payable and accrued liabilities                 144                   161

        Reserve for estimated costs during period of
               liquidation                                        75                    64

        PNS 12-1/8% senior notes                               5,258                 5,258

        Interest payable on PNS notes                          4,014                 3,696

        Reserve for interest on PNS notes during                 318                    636
               period of liquidation

        PSS 7-1/8% debentures                                 22,920                22,920

        Interest payable on PSS debentures                    11,094                10,280

        Reserve for interest on PSS debentures
               during period of liquidation                      815                 1,629
                                                       -------------       ---------------

        Total liabilities                                     46,694                46,899
                                                       -------------       ---------------

        Net liabilities                                $     (44,036)      $       (44,036)
                                                       =============       ===============


   The accompanying notes are an integral part of these financial statements.


                                    PSS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                LIQUIDATION BASIS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                         Three months ended
                                                                                         ------------------
                                                                                  28-Apr-01              29-Apr-00
                                                                                  ---------              ---------

Investment income                                                                 $      55              $      36

Interest expense                                                                       (600)                  (607)

General and administrative expenses                                                     (11)                   (16)

Decrease in reserve for estimated costs
                      and interest during period of liquidation                         556                    587
                                                                                  ---------              ---------
Increase in net liabilities                                                             $ -                    $ -
                                                                                  =========              =========


                                                                                         Six months ended
                                                                                         ----------------
                                                                                  28-Apr-01              29-Apr-00
                                                                                  ---------              ---------

Investment income                                                                     $ 108                  $ 116

Interest expense                                                                     (1,208)                (1,214)

General and administrative expenses                                                     (21)                   (40)

Decrease in reserve for estimated costs
                      and interest during period of liquidation                       1,121                  1,138
                                                                                  ---------              ---------

Increase in net liabilities                                                             $ -                    $ -
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

                                    PSS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                LIQUIDATION BASIS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                               Six months ended
                                                                               ----------------
                                                                        28-Apr-01            29-Apr-00
                                                                        ---------            ---------

Cash flows from operating activities:
   Change in net liabilities                                            $       -            $       -
   Adjustments to reconcile to net cash flows from
     operating activities:
   Increase in unrealized appreciation on MBSI                                 (1)                  (9)
   Decrease in estimated costs and interest during period
     of liquidation                                                        (1,121)              (1,138)
Increase in accrued interest payable                                        1,132                1,133
Other                                                                         (15)                  (5)
                                                                        ---------            ---------
Net cash used by operating activities                                          (5)                 (19)
                                                                        ---------            ---------

Cash flows from investing activities:
   Principal repayments on mortgage certificates                              167                  118
                                                                        ---------            ---------
   Net cash provided by investing activities                                  167                  118
                                                                        ---------            ---------

Cash flows from financing activities:
   Repayment of borrowings under mortgage
    certificate financing agreement                                          (199)                (140)
                                                                        ---------            ---------
   Net cash used by financing activities                                     (199)                (140)
                                                                        ---------            ---------

Net decrease in cash and short-term investments                               (37)                 (41)


Cash and short-term investments-
     beginning of period                                                      115                  172
                                                                        ---------            ---------
     end of period                                                      $      78            $     131
                                                                        =========            =========

   The accompanying notes are an integral part of these financial statements.


                                    PSS, INC.

                          Notes to Financial Statements

                                 April 28, 2001

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

At April 28, 2001, the Company had assets of approximately $2.66 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.20 million, thus having a net difference of approximately $460,000 available for holders of Senior Notes and Debentures. At April 28, 2001, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal adjustments, necessary for a fair statement of the Company's financial position and results of operation for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and notes thereto contained in the Company's Annual report on Form 10-K.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, the Saturday closest to the end of October, November 3, 2001, has been utilized as the liquidation date for the April 28, 2001 financial statements, and October 28, 2000 was utilized as the liquidation date for the April 29, 2000 financial statements.

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

                                    PSS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At April 28, 2001, the Company's principal assets consisted of approximately $2.5 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At April 28, 2001, the Company had assets of approximately $2.66 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.20 million, thus having a net difference of approximately $460,000 available for holders of Senior Notes and Debentures. At April 28, 2001, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

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

Results of Operations
---------------------

         Investment income
         -----------------

Investment income increased during the three months ended April 28, 2001 as compared to the prior year period as a result of an increase in market value of Mortgage Certificates and related increase in unrealized appreciation of such investments. The increase in market value exceeded decreases which result from principal repayments for a net increase. Investment income decreased during the six months ended April 28, 2001 as compared to the prior year period due to the year 2000 period having more unrealized appreciation in mortgage certificates than the current year to date period.

         Interest expense
         ----------------

Interest expense for the three and six months ended April 28, 2001 decreased from that of the comparative prior years period due to having lower average balances of borrowings outstanding.

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

                                                     PSS, INC.
                                                     (Registrant)



Date:    June 6, 2001                                By:  /s/ MARK TODES
                                                          ----------------------
                                                          Mark Todes, President