Form 10-Q
period 2001-07-28
PSS INC
filed 2001-09-13
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 28, 2001
                               ----------------------

                                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

--------------------------------------------------------------------------------
For Quarter ended  July 28, 2001            Commission file number 0-14900
                  ---------------                                  -------

                                    PSS, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       91-1335798
  -------------------------------                       -----------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

    P.O. Box 2573, Seattle, WA                              98111-2573
------------------------------------------------           -------------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)          (206) 901-3790
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

The number of shares of common stock outstanding as of September 1, 2001:
19,473,728.

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

                                    PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)

Assets:                                                    28-Jul-01   28-Oct-00
                                                           ---------   ---------

        Cash and short-term investments                    $     64    $    115

        Investment in mortgage certificates                   2,438       2,712

        Interest receivable                                      30          36
                                                           ---------   ---------
            Total Assets                                      2,532       2,863
                                                           ---------   ---------
Liabilities:

        Borrowings under mortgage certificate
            financing agreement                               1,928       2,255

        Accounts payable and accrued liabilities                136         161

        Reserve for estimated costs during period of
            liquidation                                          86          64

        PNS 12-1/8% senior notes                              5,258       5,258

        Interest payable on PNS notes                         4,173       3,696

        Reserve for interest on PNS notes during                159         636
            period of liquidation

        PSS 7-1/8% debentures                                22,920      22,920

        Interest payable on PSS debentures                   11,501      10,280

        Reserve for interest on PSS debentures
            during period of liquidation                        407       1,629
                                                           ---------   ---------
        Total liabilities                                    46,568      46,899
                                                           ---------   ---------
        Net liabilities                                    $(44,036)   $(44,036)
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

                                             PSS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                         LIQUIDATION BASIS
                                            (unaudited)
                                      (thousands of dollars)

                                                                         Three months ended
                                                                         ------------------
                                                                 28-Jul-01             29-Jul-00
                                                                 ---------             ---------
Investment income                                                     $ 41                  $ 74

Interest expense                                                      (592)                 (612)

General and administrative expenses                                     (5)                  (14)

Decrease in reserve for estimated costs
                  and interest during period of liquidation            556                   552

Increase in net liabilities                                            $ -                   $ -


                                                                         Nine months ended
                                                                         -----------------
                                                                 28-Jul-01             29-Jul-00
                                                                 ---------             ---------

Investment income                                                    $ 149                 $ 190

Interest expense                                                    (1,800)               (1,826)

General and administrative expenses                                    (26)                  (54)

Decrease in reserve for estimated costs
                  and interest during period of liquidation          1,677                 1,690
                                                                 ---------             ---------

Increase in net liabilities                                            $ -                   $ -

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



                                             PSS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         LIQUIDATION BASIS
                                            (unaudited)
                                      (thousands of dollars)


                                                                        Nine months ended
                                                                        -----------------
                                                                  28-Jul-01            29-Jul-00
                                                                -----------           ----------
Cash flows from operating activities:
   Change in net liabilities                                    $         -           $        -
Adjustments to reconcile to net cash flows from
     operating activities:
Decrease/(increase) in unrealized appreciation on MBSI                    5                  (29)
   Decrease in estimated costs and interest during period
     of liquidation                                                  (1,677)              (1,690)
Increase in accrued interest payable                                  1,698                1,698
Other                                                                   (19)                  (1)
                                                                -----------           ----------
   Net cash provided (used) by operating activities                       7                  (22)
                                                                -----------           ----------

Cash flows from investing activities:
Principal repayments on mortgage certificates                           269                  136
                                                                -----------           ----------
   Net cash provided by investing activities                            269                  136
                                                                -----------           ----------

Cash flows from financing activities:
Repayment of borrowings under mortgage
    certificate financing agreement                                    (327)                (164)
                                                                -----------           ----------
   Net cash used by financing activities                               (327)                (164)
                                                                -----------           ----------

Net decrease in cash and short-term investments                         (51)                 (50)

Cash and short-term investments-
     beginning of period                                                115                  172
                                                                -----------           ----------
     end of period                                              $        64           $      122
                                                                ===========           ==========


            The accompanying notes are an integral part of these financial statements.

                                       5

                                   PSS, INC.
                          Notes to Financial Statements

                                  July 28, 2001

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

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000 and 2001 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At July 28, 2001, the Company had assets of approximately $2.53 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.06 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At July 28, 2001, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

         o The Company's next fiscal year end, the Saturday closest to the end of October, November 3, 2001, has been utilized as the liquidation date for the July 28, 2001 financial statements, and October 28, 2000 was utilized as the liquidation date for the July 29, 2000 financial statements.

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

                                    PSS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At July 28, 2001, the Company's principal assets consisted of approximately $2.4 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At July 28, 2001, the Company had assets of approximately $2.53 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $2.06 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At July 28, 2001, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000 and 2001 on its Debentures and such default continues. The trustee for the Debentures has indicated to the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

Results of Operations
---------------------

         Investment income
         -----------------

Investment income decreased during the three and nine months ended July 28, 2001 as compared to the prior year periods due to year 2000 periods having more unrealized appreciation in mortgage certificates than the current year periods.

         Interest expense
         ----------------

Interest expense for the three and nine months ended July 28, 2001 decreased from that of the comparative prior year periods due primarily to having lower average balances of borrowings outstanding.

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

                                           PSS, INC.
                                           (Registrant)


Date:    September 11, 2001                By:      /s/ MARK TODES
                                                    -------------------------
                                                    Mark Todes, President