Form 10-K
period 2001-11-03
PSS INC
filed 2002-02-01
CIK 793322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended      November 3, 2001
                          --------------------------
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
--------------------------------------------------------------------------------
Commission file number              0-14900
                       ---------------------------

                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       91-1335798
-------------------------------                 -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     P.O. Box 21093, Seattle, WA                          98111-3093
----------------------------------------        -------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of December 1, 2001: $90,000.

The  number of shares  of common  stock  outstanding  as of  December  1,  2001:
19,473,728.

Documents incorporated by reference:  None.
-----------------------------------

                                     PART I

ITEM 1 - BUSINESS

PSS, Inc. ("PSS"), through its wholly owned subsidiary, PNS Inc. ("PNS"), owns PSSC Inc. ("PSSC"); together, PSS, PNS and PSSC are referred to collectively as the "Company". The Company, through PSSC, owns a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, is primarily engaged in the business of owning mortgages and other liens on and interests in real estate. At November 3, 2001, the Company's principal assets consisted of approximately $2.2 million of Mortgage Certificates from which interest income is earned. The Mortgage Certificates are financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing"). The principal obligations of the Company are the Mortgage Financing borrowings, the PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and the PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures"), upon which interest expense is incurred.

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

None

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4 - SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

Market Information

The Company's common stock is traded over-the-counter. High and low prices are the high and low bids as reported by National Quotation Bureau, Inc., which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not represent actual transactions. The high and low prices for the stock during the two years ended November 3, 2001 were reported as being less than $0.01 per share.

Holders

As of December 1, 2001, there were 969 holders of record of the Company's common stock.

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


                                                                              Year Ended
                                                   November 3,    October 28,    October 30,    October 31,    November 1,
                                                      2001           2000           1999           1998           1997
                                                   -----------------------------------------------------------------------
                                                                         (thousands of dollars)
Statement of Changes in Net Liabilities Data:
Increase in Net Liabilities                        $ (2,290)      $ (2,290)      $ (2,290)      $ (2,265)      $ (2,265)


                                                   November 3,    October 28,    October 30,    October 31,    November 1,
                                                      2001           2000           1999           1998           1997
                                                   -----------------------------------------------------------------------
Statements of Net Liabilities Data:
Total Assets                                       $   2,236      $  2,863       $ 3,268        $   3,984      $  4,829
Short-term borrowings                                  1,615         2,255         2,641            3,270         4,073
Long-term debt                                        28,178        28,178        28,178           28,178        28,178
Total Liabilities                                     48,562        46,899        45,014           43,440        42,020
Net Liabilities                                    $ (46,326)     $(44,036)      $(41,746)      $ (39,456)     $(37,191)


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources
-------------------------------

At November 3, 2001, the Company's principal assets consisted of approximately $2.2 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At November 3, 2001, the Company had total assets of approximately $2.24 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of $1.78 million, thus having a net difference of approximately $460,000 available for holders of Senior Notes and Debentures. At November 3, 2001, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding, such outstanding amounts being unchanged since 1995.

The Company failed to pay the interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000 and 2001 on its Debentures and such default continues. The trustee for the Debentures has informed the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

Results of Operations
---------------------

     Investment income
     -----------------

Investment income for the year ended November 3, 2001 decreased as compared to the prior year primarily as a result of lower balances of investments in Mortgage Certificates. Investment income for the year ended October 28, 2000 increased as compared to the prior year as a result of the change in Mortgage Certificates unrealized appreciation offset by a decrease in interest income due to lower balances of investments in Mortgage Certificates. Investment income decreased during the year ended October 30, 1999, as compared to the immediate preceding year primarily as a result of lower balances of investments in Mortgage Certificates as well as decreases in unrealized appreciation. The weighted average interest income rate earned on the Mortgage Certificates approximated 7.5 %, 7.5% and 7.3% during the years ended November 3, 2001, October 28, 2000 and October 30, 1999, respectively.

Included in investment income are unrealized gains (or losses) resulting from increases (or decreases) in unrealized appreciation resulting from mark-to-market adjustments on Mortgage Certificates. As a result of declines in market values as well as principal repayments on Mortgage Certificates, unrealized appreciation resulting from mark-to-market adjustments decreased during the year ended October 30, 1999 by $83,000. Increases in market values offset decreases in unrealized appreciation due to principal repayments, resulting in a net decrease in unrealized appreciation during the year ended October 28, 2000 of $1,000, and a net increase in unrealized appreciation during the year ended November 3, 2001 of $3,000.

     Interest expense
     ----------------

Interest expense for each of the years ended November 3, 2001 and October 30, 1999 decreased as compared to the immediate preceding year primarily due to lower average balances of Mortgage Financing borrowings outstanding during the periods, as well as lower interest rates in 2001. Interest expense increased during the year ended October 28, 2000 as compared to the prior year due to higher interest rates offset by lower average balances of Mortgage Certificate borrowings. The weighted average interest expense rate on Mortgage Certificate related borrowings approximated 5.8%, 6.9%, and 5.8% during the years ended November 3, 2001, October 28, 2000 and October 30, 1999, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company's investment in mortgage certificates is a market risk sensitive instrument relative primarily to interest rate risk. The investment represents a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation in 1990 with an original principal of approximately $11 million and a 2020 maturity date. The Company's average investment approximated $2.5 million, $3.0 million, and $3.3 million during the fiscal years ended November 3, 2001, October 28, 2000, and October 30, 1999, respectively. The investment in mortgage certificates has declined over the past three years due primarily to principal repayments from the underlying mortgages within the mortgage certificate pool. Principal repayments have approximated 12% to 21% of the mortgage investment during each of the past three fiscal years. The rate of interest to be earned on the mortgage certificates is adjustable based on general interest rate trends, with certain maximums, including limits of 2% for annual rate changes and interest rate maximums of approximately 13%. Interest rates on the underlying mortgages are adjusted, as applicable, throughout the year. The weighted average interest income rates earned on the mortgage certificates approximated 7.5% and 7.5% during fiscal 2001 and 2000, respectively, and the interest rate at November 3, 2001 approximated 7.0%.

Mortgage certificates are financed with borrowings from an investment bank, such borrowings being secured by the mortgage certificates and payable on demand. Borrowings bear interest at rates generally approximating the three month Federal Funds rate plus 25 to 75 basis points. The Company's average borrowings approximated $2.0 million, $2.5 million, and $2.9 million during the fiscal years ended November 3, 2001, October 28, 2000, and October 30, 1999, respectively. The borrowings have declined over the past three years due primarily to applying principal repayments from the mortgage certificates to repay borrowings. The weighted average interest expense rates incurred on the borrowings approximated 5.8% and 6.9% during the years ended November 3, 2001, and October 28, 2000, respectively, and the interest rate at November 3, 2001 approximated 3.8%. Borrowings at November 3, 2001 approximated $1.6 million.

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

In the Company's circumstances, whereby its future operating results and financial condition are primarily dependent upon actions to be taken with respect to the $5.26 million of 12 1/8% Senior Notes and $22.92 million of 7 1/8% Debentures, both of which are in default, and its financial statements are presented on a liquidation basis utilizing a liquidation date in November 2002, additional quantitative and qualitative disclosures about market risk, including projections of future cash flows, are not considered meaningful and have not been presented.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

    Financial statements                                                    Page
    --------------------                                                    ----

    Report of Independent Accountants                                          9
    Consolidated Statements of Net Liabilities                                10
    Consolidated Statements in Changes in Net Liabilities                     11
    Notes to Financial Statements                                             12

SUPPLEMENTARY FINANCIAL INFORMATION
-----------------------------------

    Selected quarterly financial data (unaudited)                             17
    ---------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of PSS, Inc.

We have audited the accompanying consolidated statements of net liabilities of PSS, Inc. and its subsidiaries in liquidation as of November 3, 2001 and October 28, 2000 and the related consolidated statements of changes in net liabilities in liquidation for the years ended November 3, 2001, October 28, 2000, and October 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the net liabilities in liquidation of PSS, Inc. and its subsidiaries at November 3, 2001 and October 28, 2000 and the changes in their net liabilities in liquidation for the years ended November 3, 2001, October 28, 2000, and October 30, 1999, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

PricewaterhouseCoopers LLP

Seattle, Washington
January 22, 2002

                                    PSS, INC.
                   Consolidated Statements of Net Liabilities
                               (Liquidation Basis)
                             (thousands of dollars)


                                                                          November 3,      October 28,
                                                                             2001             2000
                                                                         ---------------------------------
Cash and short-term investments                                           $       --       $     115

Related party receivable (Note 3)                                                 56              --

Investment in mortage certificates                                             2,155           2,712

Accrued interest receivable                                                       25              36
                                                                         ---------------------------------
             Total Assets                                                      2,236           2,863
                                                                         ---------------------------------

Borrowings under mortgage certificate financing agreement                      1,615           2,255
Accounts payable and accrued liabilities                                         160             161
Reserve for estimated costs during period of liquidation                          59              64
PNS 12 1/8% senior notes                                                       5,258           5,258
Accrued interest payable on PNS notes                                          4,344           3,696
Reserve for interest on PNS notes during period of liquidation                   636             636
PSS 7 1/8% debentures                                                         22,920          22,920
Accrued interest payable on PSS debentures                                    11,941          10,280
Reserve for interest on PSS debentures during period of liquidation            1,629           1,629
                                                                         ---------------------------------

        Total Liabilities                                                     48,562          46,899
                                                                         ---------------------------------

        Net Liabilities                                                     ($46,326)       ($44,036)
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

                                    PSS, INC.
              Consolidated Statements of Changes in Net Liabilities
                               (Liquidation Basis)
                             (thousands of dollars)


                                                                                 Year Ended
                                                                                 ----------

                                                                  November      October 28,     October 30,
                                                                  3, 2001          2000           1999
                                                                  ----------------------------------------
Investment income                                                 $    194             $217     $      156

Interest expense                                                    (2,429)          (2,436)        (2,432)

General and administrative expense                                     (60)             (70)           (54)

Decrease in reserve for estimated costs
  and interest during period of liquidation                          2,295            2,289          2,330

Provision for estimated costs and interest
  during period of liquidation                                     (2,290)          (2,290)        (2,290)
                                                                 ---------        ---------     ----------
Increase in Net Liabilities                                      $ (2,290)        $  (2,290)    $   (2,290)
                                                                 =========        =========     ===========

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

The Company failed to pay the interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000 and 2001on its Debentures and such default continues. The trustee for the Debentures has informed the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At November 3, 2001, the Company had total assets of approximately $2.24 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $1.78 million, thus having a net difference of approximately $460,000 available for holders of Senior Notes and Debentures. At November 3, 2001, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding and, annual interest thereon, approximates $636,000 and $1.63 million, respectively. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

     o The Company's next fiscal year end, the Saturday closest to the end of October, November 2, 2002, has been utilized as the liquidation date for the November 3, 2001 financial statements, November 3, 2001 was utilized on the liquidation date for the October 28, 2001 financial statements and the October 28, 2000 fiscal year end was utilized as the liquidation date for the October 30, 1999 financial statements.

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

During the fiscal years ended November 3, 2001, October 28, 2000, and October 30, 1999, the Company's actual net excess of costs incurred over net investment income reasonably approximated the recorded reserve for such years.

Presentation of per common share information on a liquidation basis is not considered meaningful and has been omitted.

NOTE 3 - Summary of Accounting Principles
-----------------------------------------

Cash and Short-Term Investments and Related Party Receivables
-------------------------------------------------------------

Cash and short-term investments, having maturities of three months or less when purchased, are primarily comprised of interest-bearing short-term bank deposits. During the year ended November 3, 2001, the Company, along with other companies affiliated with Seacorp, invested cash with an affiliate of Seacorp, a related party, in 7 day certificates of deposit and has received, together with the other parties whose funds have been invested, its pro rata portion of the interest earned and has reported this amount as a related party receivable in the Statement of Net Liabilities.

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

NOTE 4 - Investment in Mortgage Certificates

Mortgage Certificates are financed with borrowings provided by an investment bank pursuant to a letter agreement (the "Financing Agreement"). Borrowings pursuant to the Financing Agreement (the "Mortgage Financing") are secured by the Mortgage Certificates. In the event of a decrease in the aggregate market value of the Mortgage Certificates below the requirements of the Financing
Agreement, additional collateral is required. Principal and interest payments received on Mortgage Certificates are maintained in an interest earning account and amounts in excess of required collateral are released to the Company at its request. The Mortgage Financing is payable on demand and generally bears interest at rates approximating the three month Federal Funds Rate plus 25 to 75 basis points. Mortgage Financing borrowings and related interest rates approximated $1.6 million and 3.8% at November 3, 2001 and $2.3 million and 7.5% at October 28, 2000, respectively. During the years ended November 3, 2001, October 28, 2000, and October 30, 1999, the average balance of mortgage related borrowings outstanding approximated $2.0 million, $2.5 million, and $2.9 million, and the weighted annual average interest expense rates approximated 5.8%, 6.9% and 5.8%, respectively.

At November 3, 2001, the interest rate to be earned on the Mortgage Certificates approximated 7.0%. The rate of interest on the Mortgage Certificates is adjustable based on general interest rate trends with certain maximums, including limits of 2% for annual interest rate changes and interest rate maximums of approximately 13%. The weighted average interest income rates earned on the Mortgage Certificates approximated 7.5%, 7.5% and 7.3%, during the years ended November 3, 2001, October 28, 2000 and October 30, 1999, respectively.

NOTE 5 - Subordinated Debt
--------------------------

Subordinated debt and related interest payable through the balance sheet dates are summarized as follows (thousands of dollars):

                                           November 3,     October 28,
                                              2001            2000
                                              ----            ----

PNS 12-1/8% Senior Notes                   $ 5,258         $ 5,258
Interest payable on Senior Notes             4,344           3,696
                                           -------         -------
                                           $ 9,602         $ 8,954
                                           =======         =======

PSS 7-1/8% Debentures                      $22,920         $22,920
Interest payable on Debentures              11,941          10,280
                                           -------         -------
                                           $34,861         $33,200
                                           =======         =======

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

NOTE 6 - Income Taxes
---------------------

Due to losses for each of the years ended November 3, 2001, October 28, 2000 and October 30, 1999, there was no provision for income taxes recorded.

As of November 3, 2001, for income tax purposes, the Company has approximately $83 million of net operating loss carry-forwards available to offset future taxable income and a portion of such carry-forwards expires at the end of fiscal 2002. As Company management cannot determine that it is more likely than not that the Company will receive the benefit of deferred tax assets relating to these loss carry-forwards, a valuation allowance equal to the deferred tax asset has been established. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forwards which could be utilized.

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

NOTE 8 - Selected Quarterly Financial Data (Unaudited)
------------------------------------------------------

Selected quarterly financial data are as follows (thousands of dollars):


                                                                Fiscal Quarters Ended
                                                                ---------------------
                                                   November     July 28,    April 28,   January 27,
                                                   3, 2001        2001        2001         2001
                                                   ------------------------------------------------
Decrease in reserve for estimated costs and
interest during period of liquidation              $   618      $    556    $     556   $     565

Provision for estimated costs and interest
during period of liquidation                        (2,290)           --           --          --

Increase in Net Liabilities                         (2,290)           --           --          --


                                                                Fiscal Quarters Ended
                                                                ---------------------
                                                   October 28,  July 29,    April 29,   January 29,
                                                      2000        2000        2000         2000
                                                   ------------------------------------------------
Decrease in reserve for estimated costs and
interest during period of liquidation              $     599    $    552    $     587   $     551

Provision for estimated costs and interest
during period of liquidation                          (2,290)         --          --           --

Increase in Net Liabilities                           (2,290)         --          --           --


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


                                                Present Principal
Name and Position                               Occupation or Employment
With the Company             Age                and Five Year Employment History
----------------             ---                --------------------------------

Mark Todes
President and Director       46              President   and   Director  of  the
                                             Company  for  more  than  5  years.
                                             President of City  Realty,  Inc. (a
                                             real estate  holding  company)  and
                                             Vice    President   of   200   West
                                             Holdings,  Ltd.  (a  subsidiary  of
                                             City  Realty) for more than 5 years
                                             prior  thereto.  Vice  President of
                                             Seacorp for more than 5 years.

Gerald P. Nathanson          66              Director  of  the   Company   since
Director                                     October 1986 and a private investor
                                             for more than 5 years.

Carite L. Torpey             53              Vice   President,   Secretary   and
Vice President, Secretary                    Treasurer of the Company since July
and Treasurer                                1997 and  Assistant  Secretary  for
                                             more  than 5 years  prior  thereto.
                                             Vice  President or  Assistant  vice
                                             President  of TG  Services,  Inc.(a
                                             private  investment   company)  for
                                             more than 5 years.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of December 1, 2001, information concerning the beneficial ownership of the common stock of the Company by (i) persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each of the directors of the Company and (iii) all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares. Unless otherwise specified, the address for all directors is the address of the Company's executive offices. The address for Messrs. Julius and Eddie Trump is the address set forth below for Seacorp. The address for Mr. Christopher Podoll is the address set forth below for Zimmerman Retailing Group Limited.

                                              Amount and Nature
                                                of Beneficial        Percent
Name                                             Ownership           of Class
----                                             ---------           --------

Christopher Podoll (a)                            2,391,079            12.3%
Zimmerman Retailing Group Limited (a)             2,391,079            12.3%
 P.O. Box 948
 Route 2, Pleasant Plain Road
 Fairfield, IA 52556
Seacorp, Inc. (b)                                 8,014,705            41.1%
 P.O. Box 2573
 Seattle, WA 98111
Eddie Trump (b)                                   8,014,705            41.1%
Julius Trump (b)                                  8,014,705            41.1%
All Directors and Executive Officers as
 a Group (3 persons)                                      0               0%

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

During the year ended November 3, 2001, the Company, along with other companies affiliated with Seacorp, invested cash with an affiliate of Seacorp, a related party, in 7 day certificates of deposit and has received, together with the other parties whose funds have been invested, its pro rata portion of the interest earned and has reported this amount as a related party receivable in the Statement of Net Liabilities.

                           PART IV. OTHER INFORMATION
                           --------------------------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
FORM 8-K
--------

(a)  See the section  entitled "Index to Financial  Statements"  appearing under
     Item 8 of this Annual Report on Form 10-K.

(b)  Not applicable

(c)  Exhibits:

     3.1   Restated Certificate of           Incorporated   by  referenced  from
           Incorporation of the Registrant   Exhibit  3.1  to  the  Registration
                                             Statement  on Form  S-1  (File  No.
                                             33-5560)   of  the   Company   (the
                                             "Registration Statement").

     3.2   Certificate of Amendment of       Incorporated   by  reference   from
           Certificate of Incorporation of   Exhibit  3.2  to  the  Registration
           the Registrant                    Statement.

     3.3   Certificate of Amendment of       Incorporated   by  reference   from
           Certificate of Incorporation      Exhibit 3.1 to Quarterly  Report on
           of the Registrant                 Form  10-Q  for the  quarter  ended
                                             July 30, 1988.

     3.4   Certificate of Amendment of       Incorporated   by  reference   from
           Certificate of Incorporation      Exhibit 3.4 to the Annual Report on
           of the Registrant                 Form   10-K  for  the  year   ended
                                             October 31, 1992.

     3.5   By-Laws of the Registrant         Incorporated   by  reference   from
                                             Exhibit  3.3  to  the  Registration
                                             Statement.

     4.1   Indenture between the             Incorporated   by  reference   from
           Registrant Inc. and United        Exhibit  4.1  to  the  Registration
           States Trust Company of           Statement.
           New York, as Trustee,
           relating to the 7-1/8% Con-
           vertible Debentures due July
           15, 2006 (including the form
           of Convertible Debenture).

     4.2   First Supplemental Indenture      Incorporated   by  reference   from
           between the Registrant and        Exhibit 4.1 to the Quarterly Report
           United States Trust Company of    on  Form  10-Q  for  quarter  ended
                                             April 30, 1988.

           New York as Trustee, relating
           to the 7-1/8% Convertible De-
           bentures due July 15, 2006.

     4.3 Indenture between PNS Inc. and Incorporated by reference from Norwest Bank Minneapolis, Nat- Exhibit 4.1 to the Registration ional Association as Trustee, Statement on Form S-1 (File No.
           relating to the 12-1/8% Senior    33-5591) of PNS Inc.
           Subordinated Notes due July
           15, 1996 (including the form
           of Senior Subordinated Note.

     4.4 First Supplemental Indenture Incorporated by reference from between PNS Inc., and Norwest Exhibit 4.2 to the Quarterly Report
           Bank Minnesota, National          on Form 10-Q for the quarter  ended
           Association as Trustee,           April 30, 1988.
           relating to the 12-1/8%
           Senior Subordinated Notes due
           July 15, 1996.


     10.5  Letter Agreement dated            Incorporated   by  reference   from
           February 9, 1990 by and among Exhibit (i) to Quarterly Report on PSSC Inc. and Bear Stearns & form 10-Q for the quarter ended
           Co., Inc. for the purchase and    February 3, 1990.
           the financing of adjustable-
           rate mortgages.

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

                                        PSS, INC.
                                        (Registrant)


Date:  January 23, 2002             By: /s/ MARK TODES
                                        ---------------
                                        Mark Todes, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date             Title            Signature
         ----             -----            ---------

January 23, 2002          Director         /s/ Gerald Nathanson
                                           -------------------------------------
                                           Gerald Nathanson

January 23, 2002          Director         /s/ Mark Todes
                                           -------------------------------------
                                           Mark Todes