Form 10-Q
period 2002-02-02
PSS INC
filed 2002-03-15
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      February 2, 2002

         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

For Quarter ended  February 2, 2002          Commission file number 0-14900

                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   91-1335798
-------------------------------                    --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


       P.O. Box 2573, Seattle, WA                     98111-2573
----------------------------------------           --------------------
(Address of principal executive offices)              (Zip Code)


(Registrant's telephone number, including area code)  (206) 901-3790

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

                        Yes X           No____

The  number  of  shares  of  common  stock  outstanding  as of  March  1,  2002:
19,473,728.

                                      INDEX

                                                                           Page

PART I. FINANCIAL INFORMATION

1.       Consolidated Financial Statements                                     3

2.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8


PART II.  OTHER INFORMATION

1.       Legal Proceedings                                                   (a)

2.       Changes in Securities                                               (a)

3.       Defaults Upon Senior Securities                                       9

4.       Submission of Matters to a Vote of Security Holders                 (a)

5.       Other Information                                                   (a)

6.       Exhibits and Reports on Form 8-K                                    (a)






_________

(a) These items are inapplicable or have a negative response and have therefore been omitted.

                                   PSS, INC.
                          CONSOLIDATED BALANCE SHEETS
                               LIQUIDATION BASIS
                                  (unaudited)
                             (thousands of dollars)

                                                                   02-Feb-02   03-Nov-01
                                                                   ---------   ---------
Cash and short-term investments                                    $   --      $   --
Related party receivable                                                 32          56
Investment in mortgage certificates                                   2,008       2,155
Interest receivable                                                      23          25
                                                                   --------    ---------

         Total Assets                                                 2,063       2,236
                                                                   --------    ---------

Borrowings under mortgage certificate financing agreement             1,452       1,615
Accounts payable and accrued liabilities                                141         160
Reserve for estimated costs during period of liquidation                 69          59
PNS 12-1/8% senior notes                                              5,258       5,258
Interest payable on PNS notes                                         4,502       4,344
Reserve for interest on PNS notes during period of liquidation .        477         636
PSS 7-1/8% debentures                                                22,920      22,920
Interest payable on PSS debentures                                   12,348      11,941
Reserve for interest PSS debentures during period of liquidation      1,222       1,629
                                                                   --------    ---------

         Total liabilities                                           48,389      48,562
                                                                   --------    ---------

         Net liabilities                                           ($46,326)   ($46,326)
                                                                   ========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                                    PSS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)



                                                         Three months ended
                                                         ------------------
                                                     02-Feb-02        27-Jan-01
                                                     ---------        ---------

Investment income                                     $     26         $    53

Interest expense                                          (578)           (608)

General and administrative expense                          (4)            (10)

Decrease in reserve for estimated costs
     and interests during period of liquidation            556             565
                                                      ---------        --------

Increase in net liabilities                           $     --         $   --
                                                      =========        ========


The accompanying notes are an integral part of the consolidated financial statements

                                    PSS, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - The Company
         -----------

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

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000, 2001 and January 15, 2002 on its Debentures and such default continues. The trustee for the Debentures has informed the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At February 2, 2002, the Company had assets of approximately $2.06 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $1.59 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At February 2, 2002, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operation for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the Company's 2001 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K.

NOTE 2 - Liquidation Basis of Accounting
         -------------------------------

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

     o The Company's next fiscal year end, the Saturday closest to the end of October, November 2, 2002, has been utilized as the liquidation date for the February 2, 2002 financial statements, and November 3, 2001 was utilized as the liquidation date for the January 27, 2001 financial statements.

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

NOTE 3 - Income Taxes
         ------------

As a result of losses for each of the interim periods, there was no provision for income taxes recorded.

NOTE 4 - Related Party Receivable
         ------------------------

The Company, along with other companies affiliated with Seacorp, Inc. ("Seacorp", owner of 41% of the Company's common stock), invests cash with an affiliate of Seacorp, a related party, in 7 day certificates of deposit and has received, together with the other parties whose funds have been invested, its pro rata portion of the interest earned. Amounts invested are reported as a related party receivable in the Statement of Net Liabilities.

                                    PSS, Inc.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At February 2, 2002, the Company's principal assets consisted of approximately $2.0 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At February 2, 2002, the Company had assets of approximately $2.06 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $1.59 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At February 2, 2002, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000, 2001 and January 15, 2002 on its Debentures and such default continues. The trustee for the Debentures has informed the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

Results of Operations
---------------------

         Investment income
         -----------------

Investment income decreased during the three months ended February 2, 2002 as compared to the prior year primarily as a result of lower balances of investments in Mortgage Certificates and lower average interest rates earned on the investment.

         Interest expense
         ----------------

Interest expense decreased during the three months ended February 2, 2002 as compared to the prior year period due to decreases in interest rates and lower average balances of Mortgage Financing borrowings outstanding during the current year period.

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

                                                     PSS, INC.
                                                     (Registrant)

Date:    March 15, 2002                     By:      /s/ MARK TODES
                                                     ------------------
                                                     Mark Todes, President