Form 10-Q
period 2002-05-04
PSS INC
filed 2002-06-18
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 4, 2002
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------
--------------------------------------------------------------------------------
For Quarter ended  May 4, 2002              Commission file number 0-14900
                  -------------                                    -------

                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      91-1335798
----------------------------------                      ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

    P.O. Box 2573, Seattle, WA                              98111-2573
-----------------------------------------                  --------------
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)           (206) 901-3790
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

The number of shares of common stock outstanding as of June 1, 2002: 19,473,728.

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

                                    PSS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                Liquidation Basis
                                   (unaudited)
                             (thousands of dollars)

                                                                                04-May-02       03-Nov-01
                                                                                ----------      ----------
        Cash and short-term investments                                         $       -       $       -
        Related party receivable                                                       20              56
        Investment in mortgage certificates                                         1,851           2,155
        Interest receivable                                                            19              25
                                                                                ----------      ----------

                          Total Assets                                              1,890           2,236
                                                                                ----------      ----------

        Borrowings under mortgage certificate financing agreement                   1,282           1,615
        Accounts payable and accrued liabilities                                      140             160
        Reserve for estimated costs during period of liquidation                       67              59
        PNS 12-1/8% senior notes                                                    5,258           5,258
        Interest payable on PNS notes                                               4,662           4,344
        Reserve for interest on PNS notes during period of liquidation                318             636
        PSS 7-1/8% debentures                                                      22,920          22,920
        Interest payable on PSS debentures                                         12,754          11,941
        Reserve for interest PSS debentures during period of liquidation              815           1,629
                                                                                ----------      ----------


                                 Total liabilities                                 48,216          48,562
                                                                                ----------      ----------

                                 Net liabilities                                 ($46,326)       ($46,326)
                                                                                ==========      ==========


    The accompanying notes are an integral part of the consolidated financial statements.

                                    PSS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)

                                                                                Three months ended
                                                                                ------------------
                                                                      04-May-02                  28-Apr-01
                                                                   -------------              -------------
Investment income                                                          $ 19                       $ 55

Interest expense                                                           (576)                      (600)

General and administrative expense                                          (11)                       (11)

Decrease in net reserve for estimated costs
     and interest during period of liquidation                              568                        556
                                                                   -------------              -------------

Change in net liabilities                                          $          -               $          -
                                                                   =============              =============


                                                                                Six months ended
                                                                                ----------------
                                                                      04-May-02                  28-Apr-01
                                                                   -------------              -------------
Investment income                                                          $ 45                      $ 108

Interest expense                                                         (1,154)                    (1,208)

General and administrative expenses                                         (15)                       (21)

Decrease in net reserve for estimated costs and interest
     during period of liquidation                                         1,124                      1,121
                                                                   -------------              -------------

Change in net liabilities                                          $          -               $          -
                                                                   =============              =============

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

At May 4, 2002, the Company had assets of approximately $1.89 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $1.42 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At May 4, 2002, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

     o The Company's next fiscal year end, the Saturday closest to the end of October, November 2, 2002, has been utilized as the liquidation date for the May 4, 2002 financial statements, and November 3, 2001 was utilized as the liquidation date for the April 28, 2001 financial statements.

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

NOTE 4 - Related Party Receivable
---------------------------------

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

                                    PSS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At May 4, 2002, the Company's principal assets consisted of approximately $1.9 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At May 4, 2002, the Company had assets of approximately $1.89 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $1.42 million, thus having a net difference of approximately $470,000 available for holders of Senior Notes and Debentures. At May 4, 2002, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

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

Critical Accounting Policies
----------------------------

Certain accounting policies related to presentation of the Company's consolidated financial statements on the liquidation basis and valuation of deferred tax assets are considered to be critical accounting policies due to the estimation processes involved.

As described in Note 2 to the consolidated financial statements, the Company's consolidated financial statements are presented on the liquidation basis. A summary of significant estimates and judgments are also described in Note 2. Estimates and judgments may be subject to change as facts and circumstances change, and actual costs and expenses may differ significantly depending on a number of factors, particularly the length of the liquidation period.

The Company has provided a full valuation allowance related to its substantial deferred assets. If sufficient evidence of the Company's ability to generate sufficient future taxable income becomes apparent, the Company may be required to reduce its valuation allowance, which would result in recognizing an income tax benefit.

Results of Operations
---------------------

     Investment income
     -----------------

Investment income decreased during the three and six months ended May 4, 2002 as compared to the prior year periods primarily as a result of lower balances of investments in Mortgage Certificates and lower average interest rates earned on the investment.

     Interest expense
     ----------------

Interest expense decreased during the three and six months ended May 4, 2002 as compared to the prior year periods due to decreases in interest rates and lower average balances of Mortgage Financing borrowings outstanding during current year periods.

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

                                             PSS, INC.
                                            (Registrant)


Date:    June 18, 2002                 By:   /s/ MARK TODES
                                             -------------------
                                             Mark Todes, President