Form 10-Q
period 2002-08-03
PSS INC
filed 2002-09-17
CIK 793322

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 3, 2002
                                ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
--------------------------------------------------------------------------------

For Quarter ended  August 3, 2002           Commission file number 0-14900
                   --------------                                  -------

                                    PSS, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           91-1335798
  -------------------------------                           ----------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

    P.O. Box 2573, Seattle, WA                                98111-2573
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)         (206) 901-3790
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
                                   Yes  X    No
                                      -----     -----

The number of shares of common stock outstanding as of September 1, 2002: 19,473,728.

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














---------------------------------------------------
(a) These items are inapplicable or have a negative response and have therefore been omitted.

                                    PSS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)

                                                                                       03-Aug-02            03-Nov-01
                                                                                 ----------------    ----------------
        Cash and short-term investments                                                      $ -                  $ -
        Related party receivable                                                              19                   56
        Investment in mortgage certificates                                                1,613                2,155
        Interest receivable                                                                   15                   25
                                                                                 ----------------    ----------------

                          Total Assets                                                     1,647                2,236
                                                                                 ----------------    ----------------

        Borrowings under mortgage certificate financing agreement                          1,020                1,615
        Accounts payable and accrued liabilities                                             143                  160
        Reserve for estimated costs during period of liquidation                              83                   59
        PNS 12-1/8% senior notes                                                           5,258                5,258
        Interest payable on PNS notes                                                      4,821                4,344
        Reserve for interest on PNS notes during period of liquidation                       159                  636
        PSS 7-1/8% debentures                                                             22,920               22,920
        Interest payable on PSS debentures                                                13,162               11,941
        Reserve for interest PSS debentures during period of liquidation                     407                1,629
                                                                                 ----------------    ----------------

                                 Total liabilities                                        47,973               48,562
                                                                                 ----------------    ----------------

                                 Net liabilities                                        ($46,326)            ($46,326)
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

                                    PSS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                LIQUIDATION BASIS
                                   (unaudited)
                             (thousands of dollars)

                                                                                        Three months ended
                                                                                        ------------------
                                                                               03-Aug-02                  28-Jul-01
                                                                               ----------                 ----------


Investment income                                                              $      28                  $      41

Interest expense                                                                    (575)                      (592)

General and administrative expense                                                    (4)                        (5)

Decrease in net reserve for estimated costs
     and interest during period of liquidation                                       551                        556
                                                                               ----------                 ----------

Change in net liabilities                                                      $       -                  $       -
                                                                               ==========                 ==========


                                                                                        Nine months ended
                                                                                        -----------------
                                                                               03-Aug-02                  28-Jul-01
                                                                               ----------                 ----------

Investment income                                                                   $ 73                      $ 149

Interest expense                                                                  (1,729)                    (1,800)

General and administrative expenses                                                  (19)                       (26)

Decrease in net reserve for estimated costs and interest
     during period of liquidation                                                  1,675                      1,677
                                                                               ----------                 ----------

Change in net liabilities                                                      $       -                  $       -
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

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000, 2001 and 2002 on its Debentures and such default continues. The trustee for the Debentures has informed the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

At August 3, 2002, the Company had assets of approximately $1.64 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $1.16 million, thus having a net difference of approximately $480,000 available for holders of Senior Notes and Debentures. At August 3, 2002, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding. The Company's future operating results, liquidity, capital resources and requirements are primarily dependent upon actions which may be taken by the trustee for the Debentures to collect amounts due thereunder, the payment of amounts due on and purchases of Senior Notes and Debentures and, to a lesser extent, interest rate fluctuations as they relate to the market value of Mortgage Certificates and to the spread of interest income therefrom over interest expense on related borrowings. The Company is exclusively invested in Mortgage Certificates, and, accordingly, is presently relying solely on such as its source of cash funds. It has not been determined what course of action the Company may pursue with respect to debt service on the Senior Notes and Debentures.

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

NOTE 2 - Liquidation Basis of Accounting
----------------------------------------

Effective October 28, 1995, the Company adopted the liquidation basis of accounting for presenting its consolidated financial statements. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, cash and short term investments, investments in mortgage certificates and accrued interest receivable are stated at their net realizable value, net deferred tax assets are stated at zero, liabilities are stated at contractual face value with accrued interest through the estimated liquidation date, and estimated costs through the estimated liquidation date are provided to the extent reasonably determinable.

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

     o The Company's next fiscal year end, the Saturday closest to the end of October, November 2, 2002, has been utilized as the liquidation date for the August 3, 2002 financial statements, and November 3, 2001 was utilized as the liquidation date for the July 28, 2001 financial statements.

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

                                    PSS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

At August 3, 2002, the Company's principal assets consisted of approximately $1.6 million of Mortgage Certificates from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Debentures and Senior Notes upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At August 3, 2002, the Company had assets of approximately $1.64 million and liabilities, other than Senior Notes and Debentures including accrued interest and liquidation costs, of approximately $1.16 million, thus having a net difference of approximately $480,000 available for holders of Senior Notes and Debentures. At August 3, 2002, approximately $5.26 million of Senior Notes and $22.92 million of Debentures remain outstanding.

The Company failed to pay interest due January 15 and July 15, 1995, 1996, 1997, 1998, 1999, 2000, 2001 and 2002 on its Debentures and such default continues. The trustee for the Debentures has informed the holders of the Debentures that it does not intend to accelerate payment of the Debentures "because it is unlikely that the Debenture holders would receive any payment if the Debentures were accelerated."

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

The Company has provided a full valuation allowance related to its substantial deferred tax assets. If sufficient evidence of the Company's ability to generate sufficient future taxable income becomes apparent, the Company may be required to reduce its valuation allowance, which would result in recognizing an income tax benefit.


Results of Operations
---------------------

     Investment income
     -----------------

Investment income decreased during the three and nine months ended August 3, 2002 as compared to the prior year periods primarily as a result of lower balances of investments in Mortgage Certificates and lower average interest rates earned on the investment.

      Interest expense
      ----------------

Interest expense decreased during the three and nine months ended August 3, 2002 as compared to the prior year periods due to decreases in interest rates and lower average balances of Mortgage Financing borrowings outstanding during current year periods.

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

ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      PSS, INC.
                                                      (Registrant)




Date:      September 17, 2002                    By:  /s/ MARK TODES
                                                      ---------------------
                                                      Mark Todes, President


We, Mark Todes and Carite Torpey, each certifies that:

1.  I have reviewed this quarterly report on Form 10-Q of PSS, Inc.;
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;


Date:  September 17, 2002


/s/ MARK TODES
--------------
Mark Todes,
President and
Principal Executive Officer



/s/ CARITE TORPEY
-----------------
Carite Torpey,
Vice President, Treasurer and
Principal Financial Officer