Form 10-K
period 2002-11-02
PSS INC
filed 2003-01-31
CIK 793322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  November 2, 2002

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

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock - $1.00 par value

                 7-1/8% Convertible Debentures due July 15, 2006

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes X                  No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of January 27, 2003: $90,000.

The  number of shares  of common  stock  outstanding  as of  January  27,  2003:
19,473,728.

Documents incorporated by reference:  None

                                     PART I

ITEM 1 -    BUSINESS
            --------

PSS, Inc. ("PSS"), through its wholly owned subsidiary, PNS Inc. ("PNS"), owns PSSC Inc. ("PSSC"); together, PSS, PNS and PSSC are referred to collectively as the "Company". At November 2, 2002, the Company, through PSSC, owned a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, was primarily engaged in the business of owning mortgages and other liens on and interests in real estate. At November 2, 2002, the Company's principal assets consisted of approximately $1.6 million of Mortgage Certificates and $414,000 of cash and short-term investments from which interest income is earned. The Mortgage Certificates were financed with borrowings, payable on demand, secured by the Mortgage Certificates (the "Mortgage Financing"). The principal obligations of the Company are the Mortgage Financing borrowings, the PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and the PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures"), upon which interest expense is incurred.

In June 1988 the Company sold substantially all of its assets comprising its entire retail operations and received in partial payment of the purchase price, shares of common stock of the purchaser's parent corporation. Since 1993, when the Company sold the balance of the securities received by it in the 1988 sale, it has not engaged in any business other than holding mortgages and other liens on and interests in real estate, which have constituted its only assets. For these past ten years the Company has relied exclusively on the Mortgage Certificates it owned as its source for funds. Due to the limited available cash, since 1995 the Company has failed to pay the interest due on its Debentures and its Senior Notes, and it failed to pay the outstanding principal on its Senior Notes when it became due in July 1996. With no prospects for any change in the Company's business or in its ability to generate a greater ultimate recovery for the holders of the Senior Notes (the only class of creditors who stand to receive any recovery due to their senior position and the Company's very limited resources), on January 27, 2003, the Company consummated the sale of the Mortgage Certificates. After repaying the Company's margin debt associated with the Mortgage Certificates and setting aside a reserve of approximately $25,000 (for the purposes of an orderly discharge of miscellaneous obligations and expenses incurred during the distribution period), the Company will distribute to the holders of its Senior Notes the remaining cash balance of approximately $569,000. Following the distribution, the Company will no longer have any cash or other assets (except for the limited expense reserve) and expects to terminate all operations on or prior to February 28, 2003.

The anticipated distribution of the net proceeds from the sale of the Mortgage Certificates to the holders of the Senior Notes will cause them to receive approximately 11% of the past due principal (with no recovery on account of the defaulted interest). The issuer of the Debentures (PSS, Inc.) has no assets other than the stock of PNS, Inc. and, accordingly, stands behind the issuer of the Senior Notes with respect to its rights to the net proceeds from the sale of the Mortgage Certificates. Upon completion of the distribution to the holders of the Senior Notes, no assets will remain to allow for any recovery for the holders of the Debentures or the Company's stockholders.

Affiliates of the Company's principal stockholders, Seacorp, Inc. and Zimmerman Retailing Group Limited, which own an aggregate of 52% of the outstanding shares of PSS Common Stock, also hold $159,000 and $352,000 principal amount of Debentures, respectively. Neither Seacorp, Inc. nor Zimmerman Retailing Group (nor any of their respective affiliates) will receive any distributions on account of their holdings.

ITEM 2 -    PROPERTIES
            ----------

None

ITEM 3 -    LEGAL PROCEEDINGS
            -----------------

None.

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

Not applicable.

                                    PART II


ITEM 5 -    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS
            --------------------------------------------------------------------

MARKET INFORMATION

The Company's common stock is traded over-the-counter. High and low prices are the high and low bids as reported by National Quotation Bureau, Inc., which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not represent actual transactions. The high and low prices for the stock during the two years ended November 2, 2002 were reported as being less than $0.01 per share.

HOLDERS

As of January 1, 2003, there were 969 holders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK

The Company has never paid a dividend and does not anticipate paying dividends for the foreseeable future. The indentures governing the Company's Senior Notes and Debentures contain covenants which restrict the ability of the Company to pay dividends (see Note 5 to the financial statements).

ITEM 6 -    SELECTED FINANCIAL DATA
            -----------------------

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


                                                                                             YEAR ENDED
                                                           NOVEMBER 2,    NOVEMBER 3,     OCTOBER 28,      OCTOBER 30,   OCTOBER 31,
                                                              2002           2001           2000             1999           1998
                                                           -------------------------------------------------------------------------
                                                                                  (thousands of dollars)

STATEMENT OF CHANGES IN NET LIABILITIES DATA:

Decrease (Increase) in Net Liabilities                      $ 48,326       $ (2,290)       $ (2,290)       $ (2,290)       $ (2,265)


                                                           NOVEMBER 2,    NOVEMBER 3,     OCTOBER 28,      OCTOBER 30,   OCTOBER 31,
                                                              2002           2001           2000             1999           1998
                                                           -------------------------------------------------------------------------

STATEMENTS OF NET LIABILITIES DATA:


Total Assets                                                $  2,034       $  2,236        $  2,863        $  3,268        $  3,984

Short-term borrowings                                          1,394          1,615           2,255           2,641           3,270

Long-term debt                                                   569         28,178          28,178          28,178          28,178

Total Liabilities                                              2,034         48,625          46,899          45,014          43,440

Net Liabilities                                             $     --       $(46,326)       $(44,036)       $(41,746)       $(39,456)


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            --------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

At November 2, 2002, the Company's principal assets consisted of approximately $1.6 million of Mortgage Certificates and $414,000 of cash and short-term investments from which interest income is earned and its principal obligations consisted of Mortgage Financing borrowings, Senior Notes and Debentures upon which interest expense is incurred.

PNS is restricted by terms of its Senior Notes Indenture from paying dividends or making other payments to PSS, except that PNS may pay dividends to PSS in amounts sufficient to enable PSS to meet its obligation on its Debentures when due. PNS, like its parent company, has a stockholder's deficit.

At November 2, 2002, the Company had total assets of approximately $2.03 million and liabilities, other than the Senior Notes and Debentures including accrued interest and liquidation costs, of $1.46 million, thus having a net difference of approximately $569,000 available for holders of Senior Notes. After distribution of such proceeds (subject to a small reserve for expenses), all holders of the remaining obligations associated with the Senior Notes and Debentures in the amounts of $4.69 million and $22.92 million, respectively, plus the accured interest thereon will not receive any future proceeds.

In June 1988 the Company sold substantially all of its assets comprising its entire retail operations and received in partial payment of the purchase price, shares of common stock of the purchaser's parent corporation. Since 1993, when the Company sold the balance of the securities received by it in the 1988 sale, it has not engaged in any business other than holding mortgages and other liens on and interests in real estate, which have constituted its only assets. For these past ten years the Company has relied exclusively on the Mortgage Certificates it owned as its source for funds. Due to the limited available cash, since 1995 the Company has failed to pay the interest due on its Debentures and its Senior Notes, and it failed to pay the outstanding principal on its Senior Notes when it became due in July 1996. With no prospects for any change in the Company's business or in its ability to generate a greater ultimate recovery for the holders of the Senior Notes (the only class of creditors who stand to receive any recovery due to their senior position and the Company's very limited resources), on January 27, 2003, the Company consummated the sale of the Mortgage Certificates. After repaying the Company's margin debt associated with the Mortgage Certificates and setting aside a reserve of approximately $25,000 (for the purposes of an orderly discharge of miscellaneous obligations and expenses incurred during the distribution period), the Company will distribute to the holders of its Senior Notes the remaining cash balance of approximately $569,000. Following the distribution, the Company will no longer have any cash or other assets (except for the limited expense reserve) and expects to terminate all operations on or prior to February 28, 2003.

The anticipated distribution of the net proceeds from the sale of the Mortgage Certificates to the holders of the Senior Notes will cause them to receive approximately 11% of the past due principal (with no recovery on account of the defaulted interest). The issuer of the Debentures (PSS, Inc.) has no assets other than the stock of PNS, Inc. and, accordingly, stands behind the issuer of the Senior Notes with respect to its rights to the net proceeds from the sale of the Mortgage Certificates. Upon completion of the distribution to the holders of the Senior Notes, no assets will remain to allow for any recovery for the holders of the Debentures or the Company's stockholders.

Affiliates of the Company's principal stockholders, Seacorp, Inc. and Zimmerman Retailing Group Limited, which own an aggregate of 52% of the outstanding shares of PSS Common Stock, also hold $159,000 and $352,000 principal amount of Debentures, respectively. Neither Seacorp, Inc. nor

Zimmerman Retailing Group (nor any of their respective affiliates) will receive any distributions on account of their holdings.

In anticipation of the intended distribution to holders of Senior Notes in February 2003, the Company revised estimates utilized in the liquidation basis of accounting such that at November 2, 2002, Senior Notes and Debentures and related accrued and reserved interest, and all other liabilities are stated at fair value, which are determined as amounts to be received in distribution. Accordingly, as holders of Debentures will not receive any proceeds of the distribution, the Debentures and related interest are stated at zero. The holders of Senior Notes will receive the remaining cash, which amount is considered the fair value of the Senior Notes at November 2, 2002. The $48.6 million decrease in the previous carrying value of liabilities and resultant value at November 2, 2002 is included in decrease in reserve for estimated costs and interest during period of liquidation and adjustment to fair value liabilities in the accompanying statement of changes in net liabilities.

Results of Operations
---------------------

      Investment income
      -----------------

Investment income for each of the years ended November 2, 2002 and November 3, 2001 decreased as compared to the prior year primarily as a result of lower balances of investments in Mortgage Certificates. Investment income for the year ended October 28, 2000 increased as compared to the prior year as a result of the change in Mortgage Certificates unrealized appreciation offset by a decrease in interest income due to lower balances of investments in Mortgage Certificates. The weighted average interest income rate earned on the Mortgage Certificates approximated 5.6 %, 7.5% and 7.5% during the years ended November 2, 2002, November 3, 2001, and October 28, 2000, respectively.

Included in investment income are unrealized gains (or losses) resulting from increases (or decreases) in unrealized appreciation resulting from mark-to-market adjustments on Mortgage Certificates. Increases in market values offset decreases in unrealized appreciation due to principal repayments, resulting in a net decrease in unrealized appreciation during the years ended November 2, 2002 and November 3, 2001 of $7,000, and $3,000, respectively, and a net increase in unrealized appreciation during the year ended October 28, 2000 of $1,000.

      Interest expense
      ----------------

Interest expense for each of the years ended November 2, 2002 and November 3, 2001 decreased as compared to the immediate preceding year primarily due to lower average balances of Mortgage Financing borrowings outstanding during the periods, as well as lower interest rates. Interest expense increased during the year ended October 28, 2000 as compared to the prior year due to higher interest rates offset by lower average balances of Mortgage Certificate borrowings. The weighted average interest expense rate on Mortgage Certificate related borrowings approximated 3.0%, 5.8%, and 6.9% during the years ended November 2, 2002, November 3, 2001, and October 28, 2000, respectively.

      Critical Accounting Policies
      ----------------------------

Certain accounting policies related to presentation of the Company's consolidated financial statements on the liquidation basis and valuation of deferred tax assets are considered to be critical accounting policies due to the estimation processes involved.

As described in Note 2 to the consolidated financial statements, the Company's consolidated financial statements are presented on the liquidation basis utilizing a liquidation date of February 28, 2003. A summary of significant estimates and judgments are also described in Note 2. Estimates and judgments may be subject to change as facts and circumstances change, and actual costs and expenses may differ significantly depending on a number of factors, particularly the length of the liquidation period.

The Company has provided a full valuation allowance related to its substantial deferred assets.

ITEM 7A. -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

The Company's investment in mortgage certificates is a market risk sensitive instrument relative primarily to interest rate risk. The investment represents a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation in 1990 with an original principal of approximately $11 million and a 2020 maturity date. This investment was sold in January 2003. The Company's average investment approximated $1.8 million, $2.5 million, and $3.0 million, during the fiscal years ended November 2, 2002, November 3, 2001, and October 28, 2000, respectively. The investment in mortgage certificates has declined over the past three years due primarily to principal repayments from the underlying mortgages within the mortgage certificate pool. Principal repayments were 19%, 25%, and 11% of the mortgage investment during the fiscal years ended November 2, 2002, November 3, 2001, and October 28, 2000, respectively. The rate of interest to be earned on the mortgage certificates is adjustable based on general interest rate trends, with certain maximums, including limits of 2% for annual rate changes and interest rate maximums of approximately 13%. Interest rates on the underlying mortgages are adjusted, as applicable, throughout the year. The weighted average interest income rates earned on the mortgage certificates approximated 5.6% and 7.5% during fiscal 2002 and 2001, respectively, and the interest rate at November 2, 2002 approximated 5.0%.

Mortgage certificates are financed with borrowings from an investment bank, such borrowings being secured by the mortgage certificates and payable on demand. Borrowings bear interest at rates generally approximating the three month Federal Funds rate plus 25 to 75 basis points. The Company's average borrowings approximated $1.3 million, $2.0 million, and $2.5 million, during the fiscal years ended November 2, 2002, November 3, 2001, and October 28, 2000, respectively. The borrowings have declined over the past three years due primarily to applying principal repayments from the mortgage certificates to repay borrowings. The weighted average interest expense rates incurred on the borrowings approximated 3.0%, 5.8% and 6.9% during the years ended November 2, 2002, November 3, 2001, and October 28, 2000, respectively, and the interest rate at November 2, 2002 approximated 3.0%. Borrowings at November 2, 2002 approximated $1.4 million.

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

In the Company's circumstances, whereby its future operating results and financial condition are primarily dependent upon actions to be taken with respect to the $5.26 million of 12 1/8% Senior Notes and $22.92 million of 7 1/8% Debentures, both of which are in default, and its financial statements are presented on a liquidation basis utilizing a liquidation date of February 28, 2003, additional quantitative and qualitative disclosures about market risk, including projections of future cash flows, are not considered meaningful and have not been presented.

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

         Financial statements                                               Page
         --------------------                                               ----


         Report of Independent Accountants                                    10
         Consolidated Statements of Net Liabilities                           11
         Consolidated Statements in Changes in Net Liabilities                12
         Notes to Financial Statements                                        13

SUPPLEMENTARY FINANCIAL INFORMATION
-----------------------------------

         Selected quarterly financial data (unaudited)                        18
         ---------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PSS, Inc.

We have audited the accompanying consolidated statements of net liabilities of PSS, Inc and its subsidiaries in liquidation as of November 2, 2002 and November 3, 2001, and related consolidated statements of changes in net liabilities in liquidation for the years ended November 2, 2002, November 3, 2001 and October 28, 2000. These financial statements are the responsibilities of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As described in Note 2 of the consolidated financial statements, as of October 28, 1995, the Company adopted the liquidation basis of accounting. As described in Note 1 to the consolidated financial statements, on January 27, 2003 the Company consummated the sale of its Mortgage Certificate and after repaying the Company's margin debt associated with the Mortgage Certificate, intends to distribute the remaining cash, less an estimated reserves of approximately $25,000, to the holders of the Senior Notes and cease all operations on or prior to February 28, 2003.

In our opinion, the consolidated financial statements referred to in first paragraph present fairly, in all material respects, the net liabilities in liquidation of PSS, Inc. and its subsidiaries at November 2, 2002 and November 3, 2001, and the changes in their net liabilities in liquidation for the years ended November 2, 2002, November 3, 2001 and October 28, 2000, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

PricewaterhouseCoopers LLP
Seattle, Washington
January 31, 2003



                                    PSS, INC.
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES
                        (LIQUIDATION BASIS - SEE NOTE 2)
                             (THOUSANDS OF DOLLARS)


                                                                          November 2,      November 3,
                                                                             2002             2001
                                                                         ---------------------------------
Cash and short-term investments                                           $      414       $      --

Related party receivable                                                          --              56

Investment in mortgage certificates                                            1,606           2,155

Accrued interest receivable                                                       14              25
                                                                         -----------       ----------
             Total Assets                                                      2,034           2,236
                                                                         -----------       ----------

Borrowings under mortgage certificate financing agreement                      1,394           1,615
Accounts payable and accrued liabilities                                          46             160
Reserve for estimated costs during period of liquidation                          25              59
PNS 12 1/8% senior notes                                                         569           5,258
Accrued interest payable on PNS notes                                             --           4,344
Reserve for interest on PNS notes during period of liquidation                    --             636
PSS 7 1/8% debentures                                                             --          22,920
Accrued interest payable on PSS debentures                                        --          11,941
Reserve for interest on PSS debentures during period of liquidation               --           1,629
                                                                         -----------       ----------

        Total Liabilities                                                      2,034          48,562
                                                                         -----------       ----------

        Net Liabilities                                                      $    --        ($46,326)
                                                                         ===========       ==========


   The accompanying notes are an integral part of these financial statements.

                                    PSS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                        (LIQUIDATION BASIS - SEE NOTE 2)
                             (THOUSANDS OF DOLLARS)



                                                                                 Year Ended
                                                                                 ----------

                                                                  November      November      October 28,
                                                                  2, 2002       3, 2001           2000
                                                                  ----------------------------------------
Investment income                                                 $    102             $270     $      217

Interest expense                                                    (2,304)          (2,490)        (2,436)

General and administrative expense                                     (58)             (94)           (70)

Decrease in reserve for estimated costs
  and interest during period of liquidation                          2,256            2,314          2,289

Adjustment to fair value liability (Note 2)                         46,355               --             --

Provision for estimated costs and interest
  during period of liquidation                                        (25)           (2,290)        (2,290)
                                                                 ---------        ---------     ----------
Decrease (Increase) in Net Liabilities                           $ 46,326         $  (2,290)    $   (2,290)
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

The Company, through PSSC, owned a pass-through and participation certificate issued by the Federal Home Loan Mortgage Corporation backed by whole pool real estate mortgages ("Mortgage Certificates"), and as a result, was primarily engaged in the business of owning mortgages and other liens on and interests in real estate. The principal obligations of the Company are PSSC borrowings secured by Mortgage Certificates, PNS 12-1/8% Senior Subordinated Notes due July 15, 1996 (the "Senior Notes") and PSS 7-1/8% Convertible Debentures due July 15, 2006 (the "Debentures").

In June 1988 the Company sold substantially all of its assets comprising its entire retail operations and received in partial payment of the purchase price, shares of common stock of the purchaser's parent corporation. Since 1993, when the Company sold the balance of the securities received by it in the 1988 sale, it has not engaged in any business other than holding mortgages and other liens on and interests in real estate, which have constituted its only assets. For these past ten years the Company has relied exclusively on the Mortgage Certificates it owned as its source for funds. Due to the limited available cash, since 1995 the Company has failed to pay the interest due on its Debentures and its Senior Notes, and it failed to pay the outstanding principal on its Senior Notes when it became due in July 1996. With no prospects for any change in the Company's business or in its ability to generate a greater ultimate recovery for the holders of the Senior Notes (the only class of creditors who stand to receive any recovery due to their senior position and the Company's very limited resources), on January 27, 2003, the Company consummated the sale of the Mortgage Certificates. After repaying the Company's margin debt associated with the Mortgage Certificates and setting aside a reserve of approximately $25,000 (for the purposes of an orderly discharge of miscellaneous obligations and expenses incurred during the distribution period), the Company will distribute to the holders of its Senior Notes the remaining cash balance of approximately $569,000. Following the distribution, the Company will no longer have any cash or other assets (except for the limited expense reserve) and expects to terminate all operations on or prior to February 28, 2003.

The anticipated distribution of the net proceeds from the sale of the Mortgage Certificates to the holders of the Senior Notes will cause them to receive approximately 11% of the past due principal (with no recovery on account of the defaulted interest). The issuer of the Debentures (PSS, Inc.) has no assets other than the stock of PNS, Inc. and, accordingly, stands behind the issuer of the Senior Notes with respect to its rights to the net proceeds from the sale of the Mortgage Certificates. Upon completion of the distribution to the holders of the Senior Notes, no assets will remain to allow for any recovery for the holders of the Debentures or the Company's stockholders.

Affiliates of the Company's principal stockholders, Seacorp, Inc. and Zimmerman Retailing Group Limited, which own an aggregate of 52% of the outstanding shares of PSS Common Stock, also hold $159,000 and $352,000 principal amount of Debentures, respectively. Neither Seacorp, Inc. nor Zimmerman Retailing Group (nor any of their respective affiliates) will receive any distributions on account of their holdings.

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

A summary of significant estimates and judgments utilized in preparation of the consolidated financial statements on a liquidation basis follows:

      o February 28, 2003 has been utilized as the liquidation date for the November 2, 2002 financial statements. The Company's then next fiscal year end, the Saturday closest to the end of October, November 2, 2002 was utilized as the liquidation date for the November 3, 2001 financial statements and the November 3, 2001 fiscal year end was utilized as the liquidation date for the October 28, 2000 financial statements.

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

      o Prior to November 2, 2002, Senior Notes and Debentures and related interest accrued were stated at contractual face value.

      o Prior to November 2, 2002, the reserve for interest during the period of liquidation represents interest on Senior Notes and Debentures for the period from the date of the Consolidated Statements of Net Liabilities to the estimated liquidation date, as applicable.

In anticipation of the intended distribution to holders of Senior Notes in February 2003, the Company revised its estimates utilized in the liquidation basis of accounting such that at November 2, 2002, Senior

Notes and Debentures and related accrued and reserved interest, and all other liabilities are stated at fair value, which are determined as amounts to be received in distribution. Accordingly, as holders of Debentures will not receive any proceeds of the distribution, the Debentures and related interest are stated at zero. The holders of Senior Notes will receive the remaining cash after payment of the borrowings under the mortgage certificate financing agreement, accounts payable and accrued liabilities and reserve for estimated costs during the period of liquidation, such amount is considered the fair value of the Senior Notes at November 2, 2002. The $48.6 million decrease in the previous carrying value of liabilities and resultant value at November 2, 2002 is included in decrease in reserve for estimated costs and interest during period of liquidation and adjustment to fair value liabilities in the accompanying statement of changes in net liabilities.

All of the above estimates and judgments may be subject to change as facts and circumstances change. Similarly, actual costs and expenses may differ significantly depending on a number of factors, particularly the length of the liquidation period.

During the fiscal years ended November 2, 2002, November 3, 2001, and October 28, 2000 the Company's actual net excess of costs incurred over net investment income reasonably approximated the recorded reserve for such years.

Presentation of per common share information on a liquidation basis is not considered meaningful and has been omitted.

NOTE 3 - SUMMARY OF ACCOUNTING PRINCIPLES
-----------------------------------------

Cash and Short-Term Investments and Related Party Receivables
-------------------------------------------------------------

Cash and short-term investments, having maturities of three months or less when purchased, are primarily comprised of interest-bearing, short-term bank certificates of deposits. During the years ended November 2, 2002 and November 3, 2001, the Company, along with other companies affiliated with Seacorp, invested cash with an affiliate of Seacorp, a related party, in 7 day certificates of deposit and has received, together with the other parties whose funds have been invested, its pro rata portion of the interest earned and has reported this amount as a related party receivable in the Statement of Net Liabilities. At November 2, 2002, the Company had no such investment and future investments are not anticipated.

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

Accounting Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

NOTE 4 - INVESTMENT IN MORTGAGE CERTIFICATES
--------------------------------------------

Mortgage Certificates are financed with borrowings provided by an investment bank pursuant to a letter agreement (the "Financing Agreement"). Borrowings pursuant to the Financing Agreement (the

"Mortgage Financing") are secured by the Mortgage Certificates. In the event of a decrease in the aggregate market value of the Mortgage Certificates below the requirements of the Financing Agreement, additional collateral is required. Principal and interest payments received on Mortgage Certificates are maintained in an interest earning account and amounts in excess of required collateral are released to the Company at its request. The Mortgage Financing is payable on demand and generally bears interest at rates approximating the three month Federal Funds Rate plus 25 to 75 basis points. Mortgage Financing borrowings and related interest rates approximated $1.4 million and 3.0% at November 2, 2002 and $1.6 million and 3.8% at November 3, 2001, respectively. During the years ended November 2, 2002 and November 3, 2001, and October 28, 2000, the average balance of mortgage related borrowings outstanding approximated $1.3 million, $2.0 million, and $2.5 million, and the weighted annual average interest expense rates approximated 3.0%, 5.8%, and 6.9%, respectively.

At November 2, 2002, the interest rate to be earned on the Mortgage Certificates approximated 5.0%. The rate of interest on the Mortgage Certificates is adjustable based on general interest rate trends with certain maximums, including limits of 2% for annual interest rate changes and interest rate maximums of approximately 13%. The weighted average interest income rates earned on the Mortgage Certificates approximated 5.6%, 7.5%, and 7.5%, during the years ended November 2, 2002, November 3, 2001, and October 28, 2000, respectively.

As further described in Note 1, in January 2003, the Company sold its investment in Mortgage Certificates and repaid related Mortgage Financing borrowings.

NOTE 5 - SUBORDINATED DEBT
--------------------------

Subordinated debt and related interest payable through the balance sheet dates are summarized as follows (thousands of dollars):

                                         November 2,               November 3,
                                            2002                       2001
                                         -----------               -----------

PNS 12-1/8% Senior Notes                   $    569                   $  5,258
Interest payable on Senior Notes                 --                      4,344
                                         -----------               -----------
                                           $    569                   $  9,602
                                         ===========               ===========

PSS 7-1/8% Debentures                      $      0                   $ 22,920
Interest payable on Debentures                    0                     11,941
                                         -----------               -----------
                                           $      0                   $ 34,861
                                         ===========               ===========

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

NOTE 6 - INCOME TAXES
---------------------

Due to losses for each of the years ended November 2,2002, November 3, 2001, and October 28, 2000, there was no provision for income taxes recorded.

As of November 2, 2002, for income tax purposes, the Company has net operating loss carry-forwards available to offset future taxable income and a portion of such carry-forwards expires at the end of fiscal 2003. As Company management cannot determine that it is more likely than not that the Company will receive the benefit of deferred tax assets relating to these loss carry-forwards, a valuation allowance equal to the deferred tax asset has been established. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forwards which could be utilized.

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

NOTE 8 - SELECTED FINANCIAL DATA (UNAUDITED)
--------------------------------------------

Selected quarterly financial data are as follows (thousands of dollars):


                                                                Fiscal Quarters Ended
                                                                ---------------------
                                                   November     August 3     May 4,    February 2,
                                                   2, 2002        2002        2002        2002
                                                   ------------------------------------------------
Decrease in reserve for estimated costs and
interest during period of liquidation              $   581     $  551     $   568      $   556

Adjustment to fair value liability
(Note 2)                                            46,355         --

Provision for estimated costs and interest
during period of liquidation                           (25)        --          --           --

Decrease in Net Liabilities                         46,326         --          --           --


                                                                Fiscal Quarters Ended
                                                                ---------------------
                                                   November     July 28,    April 28,  January 27,
                                                   3, 2001        2001        2001        2001
                                                   ------------------------------------------------
Decrease in reserve for estimated costs and
interest during period of liquidation              $     618    $  556     $   556      $   565

Provision for estimated costs and interest
during period of liquidation                          (2,290)       --          --           --

Increase in Net Liabilities                           (2,290)       --          --           --


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

None.

                                    PART III


ITEM 10 -         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

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

                                       Present Principal
Name and Position                      Occupation or Employment
With the Company              Age      and Five Year Employment History

Mark Todes                    47        President  and  Director  of the Company
President and Director                  for more than 5 years. President of City
                                        Realty,  Inc.  (a  real  estate  holding
                                        company)  and   President  of  200  West
                                        Holdings,  Ltd.  (a  subsidiary  of City
                                        Realty)  for  more  than 5  years.  Vice
                                        President of Seacorp for more than 5 years.

Gerald P.  Nathanson          67        Director  of the Company  since  October
Director                                1986  and a  private  investor  for more
                                        than 5 years.

Carite L. Torpey              54        Vice President,  Secretary and Treasurer
Vice President, Secretary               of the  Company  for more  than 5 years.
and Treasurer                           Vice  President of TG Services,  Inc. (a
                                        private investment company) for more than 5 years.

ITEM 11 - EXECUTIVE COMPENSATION
          ----------------------

Compensation of Directors and Executive Officers
------------------------------------------------

The Company has no employees. There are currently no arrangements under which any officer or director of the Company will receive compensation for serving as such; however, other arrangements may be made in the future.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth, as of January 1, 2003, information concerning the beneficial ownership of the common stock of the Company by (i) persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each of the directors of the Company and (iii) all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares. Unless otherwise specified, the address for all directors is the address of the Company's executive offices. The address for Messrs. Julius and Eddie Trump is the address set forth below for Seacorp. The address for Mr. Christopher Podoll is the address set forth below for Zimmerman Retailing Group Limited.

                                          Amount and Nature
                                            of Beneficial
Name                                        Ownership           Percent of Class
----                                      ------------------    ----------------
Christopher Podoll (a)                       2,391,079               12.3%

Zimmerman Retailing Group Limited (a)        2,391,079               12.3%
P.O. Box 948
Route 2, Pleasant Plain Road
Fairfield, IA 52556

Seacorp, Inc. (b)                            8,014,705               41.1%
P.O. Box 2573
Seattle, WA 98111

Eddie Trump (b)                              8,014,705               41.1%

Julius Trump (b)                             8,014,705               41.1%

All Directors and Executive Officers                 0                   0%
as a Group (3 persons)


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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

During the years ended November 2, 2002 and November 3, 2001, the Company, along with other companies affiliated with Seacorp, invested cash with an affiliate of Seacorp, a related party, in 7 day certificates of deposit and has received, together with the other parties whose funds have been invested, its pro rata portion of the interest earned and has reported this amount as a related party receivable in the Statement of Net Liabilities.

ITEM 14 - CONTROLS AND PROCEDURES
          -----------------------

(a) The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of January 31, 2003, and they concluded that these controls and procedures are effective.

(b) There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to January 31, 2003.

                                    PART IV

                                OTHER INFORMATION

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------

FORM 8-K

(a)     See the section entitled "Index to Financial Statements" appearing under
        Item 8 of this Annual Report on Form 10-K.

(b)     Not applicable

(c)     Exhibits:


        3.1          Restated Certificate of Incorporation of      Incorporated by referenced from Exhibit 3.1 to the
                     the Registrant                                Registration Statement on Form S-1 (File No. 33-5560)
                                                                   of the Company (the  "Registration Statement").

        3.2          Certificate of Amendment of Certificate       Incorporated by reference from Exhibit 3.2 to the
                     of Incorporation of the Registrant            Registration Statement.

        3.3          Certificate of Amendment of Certificate       Incorporated by reference from Exhibit 3.1 to
                     of Incorporation of the Registrant            Quarterly Report on Form 10-Q for the quarter ended
                                                                   July 30, 1988.

        3.4          Certificate of Amendment of Certificate       Incorporated by reference from Exhibit 3.4 to the
                     of Incorporation of the Registrant            Annual Report on Form 10-K for the  year ended
                                                                   October 31, 1992.

        3.5          By-Laws of the Registrant                     Incorporated by reference from Exhibit 3.3  to the
                                                                   Registration Statement.

        4.1          Indenture between the Registrant Inc.         Incorporated by reference from Exhibit 4.1 to the
                     and United States Trust Company of New        Registration Statement.
                     York, as Trustee, relating to the 7-1/8%
                     Convertible Debentures due July 15, 2006
                     (including the form of Convertible
                     Debenture).

        4.2          First Supplemental Indenture between the      Incorporated by reference from Exhibit 4.1 to the
                     Registrant and United States Trust            Quarterly Report on Form 10-Q for quarter ended April
                     Company of New York as Trustee, relating      30, 1988.
                     to the 7-1/8% Convertible Debentures due
                     July 15, 2006.




        4.3          Indenture between PNS Inc. and Norwest        Incorporated by reference from Exhibit 4.1 to the
                     Bank Minneapolis, National Association        Registration Statement on Form S-1 (File No. 33-5591)
                     as Trustee, relating to the 12-1/8%           of PNS Inc.
                     Senior   Subordinated   Notes  due
                     July  15,   1996 (including the form of
                     Senior Subordinated Note.

        4.4          First Supplemental Indenture between PNS      Incorporated by reference from Exhibit 4.2 to the
                     Inc., and Norwest Bank Minnesota,             Quarterly Report on Form 10-Q for the quarter ended
                     National Association as Trustee,              April 30, 1988.
                     relating to the 12-1/8% Senior
                     Subordinated Notes due July 15, 1996.

        10.5         Letter Agreement dated February 9, 1990       Incorporated by reference from Exhibit (i) to
                     by and among PSSC Inc. and Bear Stearns       Quarterly Report on form 10-Q for the quarter ended
                     & Co., Inc. for the purchase and the          February 3, 1990.
                     financing of adjustable-rate mortgages.

        22.1         Subsidiaries of the Registrant.               Incorporated by reference from Exhibit 22 to the
                                                                   Annual Report on Form 10-K for the year ended October
                                                                   31, 1992.


        99.1         Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the
                     Sabanes-Oxley Act of 2002.

        99.2         Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the
                     Sabanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PSS, INC.
                                                 (Registrant)

Date:  January 31, 2003                          By: /s/ MARK TODES
                                                     ---------------------------
                                                     Mark Todes, President and
                                                     Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                           Title                       Signature
----                           -----                       ---------

January 31, 2003               Director                    /s/ GERALD NATHANSON
                                                           --------------------
                                                           Gerald Nathanson


January 31, 2003               Director                    /s/ MARK TODES
                                                           --------------
                                                           Mark Todes

                                 CERTIFICATIONS

I, Mark Todes, President and Chief Executive Officer of the Company, certify that:

1)     I have  reviewed  this  Annual  Report  on Form  10-K of PSS,  Inc.  (the
       "Report");

2) Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this Report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

       c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  By: /s/ MARK TODES
                                                      --------------------------
                                                      Mark Todes
                                                      President and Chief
                                                      Executive Officer

January 31, 2003

                                 CERTIFICATIONS

I, Carite Torpey, Vice President and Chief Financial Officer of the Company, certify that:

1)     I have  reviewed  this  Annual  Report  on Form  10-K of PSS,  Inc.  (the
       "Report");

2) Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this Report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

       c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 By: /s/ CARITE TORPEY
                                                     ---------------------------
                                                     Carite Torpey
                                                     Vice President and Chief
                                                     Financial Officer

January 31, 2003